Form 10QSB
period 1996-03-31
AFGL INTERNATIONAL INC
filed 1996-05-17
CIK 914435

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-QSB

[ X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
          For the quarterly period ended March 31, 1996
     OR
[   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
     THE SECURITIES EXCHANGE ACT OF 1934
          For the transition period from      to

Commission File No. 0-23170

AFGL INTERNATIONAL, INC.
(Exact name of small business issuer as specified in its charter)

     NEVADA                                      75-2134871
(State of other jurisdiction                 (I.R.S. Employer
of incorporation or organization)             Identification No.)

850 Third Avenue, New York, New York 10022
(Address of principal executive offices)

(212) 508-3500
(Issuers telephone number)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS:
State the number of shares outstanding of each of the issuers classes of common equity, as of the latest practicable date:
4,597,358 shares of common stock.

FORM 10-QSB
AFGL INTERNATIONAL, INC. AND SUBSIDIARIES
INDEX
                                                            Page
PART I. Financial Information
     Item 1. Financial Statements
     Unaudited Consolidated Balance Sheet
       March 31, 1996                                       3
     Unaudited Consolidated Statements of Operations
       Three Months Ended March 31, 1996 AND 1995           5
     Unaudited Consolidated Statements of Cash Flows
       Three Months Ended March 31, 1996 AND 1995           7
     Notes to Consolidated Financial Statements             9

Item 2. Management's Discussion and Analysis
        of Financial Condition and Results of
        Operations                                          10

PART II.  Other Information                                 13

Signatures                                                  13

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements
AFGL INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET AS OF MARCH 31, 1996
(UNAUDITED)
ASSETS

CURRENT ASSETS:
     Cash and Cash Equivalents                    $    510,410
     Accounts Receivable-Trade                       3,978,513
     Due from Employees                           406,574
     Deferred Income Taxes                             168,540
     Prepaid Expenses and Other Current Assets
232,393
                                             ____________
     TOTAL CURRENT ASSETS                                    $
5,296,430
PROPERTY AND EQUIPMENT - NET                         1,400,604
OTHER ASSETS:
     Cash, Pledged                           $     85,248
     Cash Surrender Value of Officers Life
          Insurance                               121,151
     Due from Related Parties                     406,413
     Due from Employees                            67,837
     Goodwill (Net of Accumulated
          Amortization of $111,495)                  1,672,426
     Investment - at cost                            2,368,000
     Deferred Income Taxes                             596,881
     Security Deposits and Other Assets                765,056
                                             ____________
     TOTAL OTHER ASSETS
6,083,012

____________
TOTAL ASSETS
$12,780,046

____________

____________

AFGL INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET AS OF MARCH 31, 1996
(UNAUDITED)
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts Payable and Accrued Expenses        $    701,381
     Capital Lease Obligations - Current Portion        74,822
     Notes and Loans Payable - Current Portion
494,701
     Deferred Income Taxes - Current Portion            58,621
     Accrued Payroll                                 1,627,531
     Income Taxes Payable                              567,350
     Value Added Taxes Payable                            134,404
                                              ___________
     TOTAL CURRENT LIABILITIES                               $
3,658,810
LONG TERM LIABILITIES:
     Notes and Loans Payable-Less Current Portion    1,792,892
     Capital Lease Obligations-Less Current Portion
179,277
     Deferred Income Taxes-Less Current Portion          9,822
     Deferred Rent                              1,171,636
                                             ____________
     TOTAL LONG TERM LIABILITIES                     3,153,627
MINORITY INTEREST IN CONSOLIDATED SUBSIDIARY
82,291
COMMITMENTS AND CONTINGENCIES
- - -
STOCKHOLDERS' EQUITY:
     Preferred Stock-$.001 Par Value, 4,983,142
       Shares Authorized, None Issued or
       Outstanding                           $     - -
     Series A, 8% Convertible Preferred Stock
       $.001 Par Value,.10,000 Shares Authorized,
       2,800 Issued and Outstanding (Aggregate
       Liquidation Value $700,000)                     700,000
     Series B, Convertible Preferred Stock - $.001
       Par Value, 6,858 Shares Authorized, 6,858
       Issued and Outstanding (Aggregate
       Liquidation Value $2,400,300)                 2,400,300
     Common Stock - $.01 Par Value, 20,000,000
          Shares Authorized, 4,597,358 Shares
          Issued and Outstanding                        45,974
     Additional Paid-in Capital                      2,592,330
     Cumulative Translation Adjustments                 81,582
     Accumulated Earnings                               65,132
                                             ____________
     TOTAL STOCKHOLDERS' EQUITY
5,885,318

____________
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY
$12,780,046

____________

____________

AFGL INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
                                        Three Months Ended.
                                             March 31,
                                        1 9 9 6     1 9 9 5
REVENUE FROM HUMAN RESOURCE MANAGEMENT          $ 4,663,318  $
3,157,646
REVENUE FROM ADVISORY SERVICES                      836,817
1,341,777
                                        ___________  ___________
TOTAL REVENUE                             5,500,135    4,499,423
                                        ___________  ___________
OPERATING EXPENSES                        3,806,524    3,254,543

RENT                                        376,685      276,678

DEPRECIATION AND AMORTIZATION                     85,196
49,729
                                        ___________  ___________
  TOTAL OPERATING EXPENSES                     4,268,405
3,580,950
                                        ___________  ___________
  OPERATING INCOME                        1,231,730      918,473
                                        ___________  ___________
OTHER EXPENSES (INCOME):
  Interest Expense                           84,858        4,808
  Interest Income                                 (5,696)
(18,859)
                                        ___________  ___________
  OTHER EXPENSES (INCOME)-NET                     79,162
(14,051)
                                        ___________  ___________
  INCOME FROM CONTINUING OPERATIONS
    BEFORE INCOME TAX EXPENSE                  1,152,568
932,524
                                        ___________  ___________
INCOME TAX EXPENSE
  Current                                   548,679      423,787
  Deferred                                       (12,770)
(9,407)
                                        ___________  ___________
TOTAL INCOME TAX EXPENSE                    535,909      414,380

INCOME FROM CONTINUING OPERATIONS                616,659
518,144
DISCONTINUED OPERATIONS:

  Loss from Operations of Discontinued
    Segment [Net of Income Tax Benefit
    of $244,751]                                    - -
(287,316)
                                        ___________  ___________
INCOME BEFORE MINORITY INTEREST
  Forward                               $   616,659  $   230,828

AFGL INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
                                        Three Months Ended
                                             March 31,
                                        1 9 9 6     1 9 9 5
INCOME BEFORE MINORITY INTEREST
     Forwarded                          $   616,659  $   230,828
                                        ___________  ___________
MINORITY INTEREST IN (EARNINGS)
  OF CONSOLIDATED SUBSIDIARY                     (10,183)
(20,671)
                                        ___________  ___________
  NET INCOME                                606,476      210,157

PREFERRED DIVIDEND REQUIREMENTS                   14,000
14,000
                                        ___________  ___________
  NET INCOME AVAILABLE FOR
    COMMON STOCKHOLDERS                      $   592,476  $
196,157
                                        ___________  ___________
                                        ___________  ___________

PRIMARY EARNINGS PER COMMON SHARE
  Continuing Operations                      $       .10  $
 .09
                                        ___________  ___________
                                        ___________  ___________
  Net Income                            $       .10  $       .04
                                        ___________  ___________
                                        ___________  ___________

FULLY DILUTED EARNINGS PER COMMON SHARE
  Continuing Operations                      $       .08  $
 .07
                                        ___________  ___________
                                        ___________  ___________
  Net Income                            $       .08  $       .03
                                        ___________  ___________
                                        ___________  ___________

AFGL INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
                                        Three Months Ended
                                             March 31,
                                        1 9 9 6     1 9 9 5
OPERATING ACTIVITIES:
  Income from Continuing Operations               $   606,476  $
497,473
                                        ___________  ___________
Adjustments to Reconcile Income from
  Continuing Operations to Net Cash
  [Used for] Operating Activities:
  Minority Interest in Earnings of
    Consolidated Subsidiary                       10,183
20,671
  Depreciation and Amortization                   85,196
49,729
  Deferred Income Taxes                          (12,770)
(9,407)

Change in Assets and Liabilities:
  (Increase) Decrease in:
  Accounts Receivable                         (1,615,305)
(1,312,832)
  Prepaid Expenses and Other Current Assets      772,507
(117,189)
  Security Deposits and Other Assets            (535,282)
(48,751)

Increase (Decrease) in:
  Value Added Taxes Payable                        9,992
31,655
  Accounts Payable and Accrued Expenses         (354,193)
546,170
  Accrued Payroll                                203,684
(1,312,567)
  Income Taxes Payable - Current                 428,731
(74,375)
  Deferred Rent                                   41,998        -
- -
                                        ___________  ___________
Total Adjustments                               (965,259)
(2,226,896)
                                        ___________  ___________
NET CASH - CONTINUING OPERATIONS                (358,783)
(1,729,423)
                                        ___________  ___________
[Loss] from Discontinued Operations                     - -
(287,316)
Adjustments to Reconcile [Loss] from
  Discontinued Operations to Net Cash
  provided by Operating Activities
    Depreciation and Amortization                  - -
82,455
    Net Change in Assets and Liabilities                - -
781,603
                                        ___________  ___________
    Net Cash - Discontinued Operations             - -
576,742

NET CASH - OPERATING ACTIVITIES - Forward         $  (358,783)
$(1,152,681)

AFGL INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
                                        Three Months Ended
                                             March 31,
                                        1 9 9 6     1 9 9 5

NET CASH - OPERATING ACTIVITIES - Forwarded  $  (358,783)
$(1,152,681)
                                        ___________  ___________
INVESTING ACTIVITIES:
  Expenditures for Property and Equipment             (60,006)
(325,127)
  Repayment for Employees                         56,106        -
- -
  Advances to Employees                         (102,928)       -
- -
  Due from Related Parties                         4,316
16,377
  Cash Acquired Through Acquisition of FCI         - -
311,019
  Cash Surrender Value of Officers
    Life Insurance                          (16,283)     (15,000)
                                        ___________  ___________
NET CASH - INVESTING ACTIVITIES                 (118,795)
(12,731)
                                        ___________  ___________
FINANCING ACTIVITIES:
  Net Change in Revolving Credit Lines            37,872
593,035
  Proceeds from Officers Life
    Insurance Loan                          213,132        - -
  Repayment of Notes                            (302,429)
(42,711)
  Payment of Capital Lease Obligation            (15,284)       -
- -
                                        ___________  ___________
NET CASH - FINANCING ACTIVITIES                  (66,709)
550,324
                                        ___________  ___________
EFFECT OF EXCHANGE RATE CHANGES ON
  CASH AND CASH EQUIVALENTS                       (8,737)
70,283
                                        ___________  ___________
  INCREASE (DECREASE) IN CASH AND
    CASH EQUIVALENTS                            (553,024)
(544,805)

CASH AND CASH EQUIVALENTS - BEGINNING
  OF PERIODS                              1,063,434    1,390,619
                                        ___________  ___________
CASH AND CASH EQUIVALENTS - END OF PERIODS   $   510,410  $
845,814
                                        ___________  ___________
                                        ___________  ___________

AFGL INTERNATIONAL, INC.  AND SUBSIDIARIES
NOTES TO PRELIMINARY CONSOLIDATED FINANCIAL STATEMENTS

(1)  BASIS OF PRESENTATION
     These financial statements are presented on a consolidated basis and include the results of operations of the parent corporation, AFGL International, Inc., and its wholly-owned subsidiaries AFGL Inc. ("AFGL"), Whitney Partners Inc. and its 76.58% owned United Kingdom subsidiary ("WPI") and Furash & Company, Inc. ("FCI"), (collectively referred to as the "Company"), as of and for the three months ended March 31, 1996 and 1995. Effective January 1, 1996, the Company closed the sale of substantially all of the operating assets and assumption of liabilities of AFGL to Citigate Communications Group Limited ("Citigate") for an 18.3% interest in Citigate valued at $2,368,000.

     In the opinion of management, the accompanying unaudited financial statements included in this Form 10-QSB reflect all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the results of operations for the periods presented. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.

     For further information, refer to the financial statements and footnotes included in the Company's Form 10-KSB for the year ended December 31, 1995, filed on April 15, 1996.

(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     Earnings Per Share - Primary earnings per share of common stock is based on the weighted average number of common shares outstanding for each period presented. Common stock equivalents are included if dilutive. Fully diluted earnings per share of common stock amounts are based on an increased number of shares that would be outstanding assuming conversion of the convertible preferred stock at the highest potential conversion rate. Net income has been adjusted for the dividend requirements on the convertible preferred stock. The number of shares used in the computation of primary earnings per share was 5,646,222 and 5,507,203 for the three months ended March 31, 1996 and 1995, re spectively. The number of shares used in the computation of
       fully diluted earnings per share was 7,136,751 and
6,839,618 for the three months ended March 31, 1996 and 1995, respectively.
     Reclassifications - Certain reclassifications of 1995 balances have been made to conform to the 1996 presentation.

(3)  SUBSEQUENT EVENT
     On April 10, 1996, the Company entered into a definitive agreement to acquire the common stock of IRENE COHEN TEMPS, INC., CORPORATE STAFFING ALTERNATIVES, INC., and CERTIFIED TECHNICAL STAFFING, INC. At the same time, the Company entered into an agreement to acquire certain assets of IRENE COHEN PERSONNEL, INC. at a purchase price subject to future performance. The purchase of these companies is subject to obtaining financing. The Company proposes to finance the acquisition through debt and equity funding. The Company obtained a portion of such funding through a private sale of 8% convertible preferred stock, which is convertible into approximately 660,000 shares of common stock, subject to adjustment in certain circumstances.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Results of Operations
Overview

     The strong performance by the financial services industry and the increase in the hiring activity of the Company's client base has contributed to the favorable performance by the Company in the first quarter of 1996. The Company expects this trend to continue through the next three to six months as long as there is no drastic change in the economy or the financial services industry. The executive search segment performed better than anticipated with growth in net income of 84%.

     The Company's marketing communications segment business sold to Citigate at the end of 1995 represents a discontinued operation, and losses from this operation will not recur in 1996.

Consolidated

     Consolidated revenue increased $1,000,712 or 22% to $5,500,135 for the three months ended March 31, 1996, from $4,499,423 for the same period in 1995. This increase is comprised of higher revenues in human resource management of $1,505,672, offset by a decrease in advisory services revenues of $504,960. This increase in revenue is due primarily to the increasing demand for the Company's executive search services.
     Consolidated net income increased $396,319 or 189% to $606,476 for the three months ended March 31, 1996, from $210,157 for the same period in 1995. The net income in 1995 includes a net loss of $287,316 from discontinued operations. Income from continuing operations increased $98,515 or 19% to $616,659 during the first quarter of 1996 from $518,144 for the same period in 1995.

Human Resource Management Segment

     WPI's revenue increased $1,505,672 or 48% to $4,663,318 for the three months ended March 31, 1996, compared to $3,157,646 for the same period in 1995. The strong performance of the financial services industry has resulted in an increase in demand for executive search services. This trend is expected to continue over the next three to six months as the financial services industry continues to fill its staffing requirements.

     WPI's total operating expenses increased $812,582 or 35% to $3,115,622 for the three months ended March 31, 1996, from $2,303,040 for the same period in 1995. This increase is primarily attributable to a higher compensation accrual directly related to the increased revenue. In addition, there were general increases in other operating expenses due to the high volume of searches.

     Whitney's Tokyo office has also shown a significant improvement in operating results. For the periods ended March 31, 1996 and March 31, 1995, Tokyo had revenues of $401,262 and $204,404 and operating expenses of $175,666 and $217,598, respectively. Net income for the three months ended March 31, 1996 was $225,596 compared to a net loss of $13,157 for the same period in 1995. The financial services industry in Japan continues to improve and this positive trend is expected to continue through the second quarter of 1996.

     WPI's overseas operations in Europe/Hong Kong did not contribute significantly to Whitney's net income for the three months ended March 31, 1996, however, revenues increased $99,869 or 12% to $924,413 in 1996 from $824,544 in 1995.

     WPI's net income increased $378,326 or 84% to $826,700 for the three months ended March 31, 1996, from net income of $448,374 for the same period in 1995. The increase is due to
       higher revenues offset by an increase in revenue related compensation accruals and income tax expenses.

Advisory Services Segment

     Revenues from the advisory services offered by Furash decreased $504,960 to $836,817 for the three months ended March 31, 1996, compared to $1,341,777 for the same period in 1995. The loss of a major client accounted for approximately $364,000 of the decreased revenues. In addition, there was a decline in billable hours for certain key consultants involved in the development of new business lines.

     FCI's total operating expenses decreased $138,970 to $1,116,641 for the three months ended March 31, 1996, from $1,255,611 for the same period in 1995. This decrease is primarily attributable to a reduction in outside consultant expenses and rent savings due to the renegotiation of lease terms.

     FCI had a net loss of $171,254 for the three months ended March 31, 1996 as compared to net income of $61,099 for the same period in 1995. This decrease is primarily related to the reduction in revenues. The second quarter is not expected to improve significantly, however, management is in the process of developing a plan to improve profit performance.

Liquidity and Capital Resources

     Cash used in continuing operations during the three months ended March 31, 1996 totaled $358,783, as compared to cash used in continuing operations of $1,729,423 during the same period in 1995. The cash used in continuing operations in the current quarter is attributable to an increase in accounts receivable offset by increases in current liabilities. Cash used in the first quarter of 1996 for payment of the 1995 bonus accrual was offset by an increase in the bonus accrual as a result of the increased revenue for the three months ended March 31, 1996. The cash used by continuing operations during the first quarter of 1995 was primarily attributable to the payment of the 1994 bonus accrual.

     The Company's working capital surplus improved to $1,637,620 at March 31, 1996, from a surplus of $1,493,696 at December 31, 1995. Management expects that the Company's working capital
       position will continue to improve based on continued
positive operating results and will be sufficient to handle all of the Company's working capital needs for the remainder of the year.

     For the three months ended March 31, 1996, the Company used $118,795 for investing activities, compared to cash used in investing activities of $12,731 for the same period in the prior year. The cash used for investing activities in the first three months of 1996 related primarily to expenditures for property and equipment.

     Total net cash used for financing activities was $66,709 for the three months ended March 31, 1996, compared to net cash generated from financing activities of $550,324 for the same period in 1995. The cash generated in 1995 primarily related to an increase in WPI's line of credit used to pay its accrued bonus obligation.

PART II.  OTHER INFORMATION
ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

EXHIBITS:  None.

REPORTS ON FORM 8-K:  None.

SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
                                   AFGL INTERNATIONAL, INC.

Date:  May 17, 1996                Barry S. Roseman (Signature)
                                   Chief Operating Officer
                                   (Duly Authorized and Principal
                                   Financial Officer)