Form 10QSB/A
period 1996-03-31
AFGL INTERNATIONAL INC
filed 1996-06-25
CIK 914435

U.S. SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                          FORM 10-QSB/A
                         Amendment No. 1

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


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

EXHIBITS:  Attached for filing with this amendment to the Form 10-QSB of
           AFGL International, Inc., for the quarter ended March 31, 1996, is the Financial Data Schedule, Exhibit Reference Number 27.

SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   AFGL INTERNATIONAL, INC.

Date:  June 25, 1996               Barry S. Roseman (Signature)
                                   Chief Operating Officer
                                   (Duly Authorized and Principal
                                   Financial Officer)