Form 10QSB
period 1996-06-30
AFGL INTERNATIONAL INC
filed 1996-08-16
CIK 914435

16

15


                          UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC 20549

                           FORM 10-QSB

[X]  Quarterly report under Section 13 or 15(d) of the Securities
Exchange  Act  of 1934 for the quarterly period ended   June  30,
1996, or

[  ]   Transition  report  under  Section  13  or  15(d)  of  the
Securities Exchange Act of 1934 for the transition period from to

                  Commission file No.  0-23170

                    AFGL INTERNATIONAL, INC.
   (Name of Small Business Issuer as specified in its charter)

          Nevada                            75-2134871
(State or Other Jurisdiction of          (IRS Employer
Incorporation or Organization)          Identification No.)

850 Third Avenue, 11th Floor, New York, NY          10022
(Address of Principal Executive Offices)          (Zip Code)

Issuer's Telephone Number:  (212) 508-3500

Check whether the issuer (1) has filed all reports required to be filed by sections 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check whether the issuer filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.
Yes  [ ]   No  [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
4,899,602 shares of common stock.


                           FORM 10-QSB
           AFGL INTERNATIONAL, INC., AND SUBSIDIARIES


                              INDEX


PART I.   Financial Information

          Item 1.   Financial Statements

               Unaudited Consolidated Balance Sheet-
               June 30, 1996                                    3

               Unaudited Consolidated Statements of Operations
               Three months and Six Months Ended
               June 30, 1996 and 1995                           5

               Unaudited Consolidated Statements of Cash Flows
               Six Months Ended June 30, 1996 and 1995          7

               Notes to Consolidated Financial Statements       9

          Item 2.   Management's Discussion and Analysis of
                    Financial Condition and Results
                    of Operations                              11

PART II.  Other Information                                    15

Signatures                                                     15















                 PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

            AFGL INTERNATIONAL, INC. AND SUBSIDIARIES
         CONSOLIDATED BALANCE SHEET AS OF JUNE 30, 1996
                           (UNAUDITED)
                             ASSETS

CURRENT ASSETS:

  Cash and Cash Equivalents                $
                                           2,558,151
   Accounts  Receivable - Trade  (Net  of
Allowance
  for Doubtful Accounts of $55,000)        9,789,377

  Due from Employees
                                           388,716
  Deferred Income Taxes
                                           175,218
   Prepaid  Expenses  and  Other  Current
Assets                                     279,808

  TOTAL CURRENT ASSETS                                 $13,191,2
                                                       70
PROPERTY AND EQUIPMENT - NET
                                                       1,576,018
OTHER ASSETS

  Cash Pledged                             $
                                           85,248
   Cash Surrender Value of Officers' Life
Insurance                                  353,487

  Due from Related Parties
                                           406,694
  Due from Employees
                                           66,499
  Goodwill and Other Intangibles (Net of
  Accumulated Amortization of $325,249)
                                           12,562,855
  Investment - at Cost
                                           2,368,000
  Deferred Income Taxes
                                           601,714
  Security Deposits and Other Assets
                                           641,485
  TOTAL OTHER ASSETS
                                                       17,085,98
                                                       2
  TOTAL ASSETS                                         $31,853,2
                                                       70




            AFGL INTERNATIONAL, INC. AND SUBSIDIARIES
         CONSOLIDATED BALANCE SHEET AS OF JUNE 30, 1996
                           (UNAUDITED)
              LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:

  Accounts Payable and Accrued Expenses    $2,319,57
                                           1
  Capital Lease Obligations
                                           66,535
  Notes and Loans Payable
                                           1,250,000
  Deferred Income Taxes
                                           301,521
  Accrued Payroll
                                           3,846,907
  Income Taxes Payable
                                           944,501
  Value Added Taxes Payable
                                           211,219
  TOTAL CURRENT LIABILITIES                           $
                                                      8,940,254
LONG TERM LIABILITIES:

   Notes and Loans Payable - Less Current
Portion                                    8,000,000

    Capital  Lease  Obligations  -   Less
Current Portion                            169,556

  Deferred Rent
                                           1,170,700
  TOTAL LONG TERM LIABILITIES
                                                      9,340,256
COMMITMENTS AND CONTINGENCIES

  STOCKHOLDERS' EQUITY:
    Preferred   Stock-$.001  Par   Value,
4,407,912                                  $
     Shares  Authorized, None  Issued  or  -
Outstanding

   Series  A,  8%  Convertible  Preferred
Stock-$.001
     Par Value, 10,000 Shares Authorized,
2,800
     Issued  and  Outstanding  (Aggregate  700,000
Liquidation
    Value $700,000)

   Series B, Convertible Preferred Stock-
$.001 Par
      Value,   6,858  Shares  Authorized,
Issued and
     Outstanding  (Aggregate  Liquidation  2,400,300
Value
    $2,400,300)

   Series C, Convertible Preferred Stock-
$.001 Par
     Value,  150  Shares Authorized,  100
Issued and
     Outstanding  (Aggregate  Liquidation  2,000,000
Value
    $2,000,000)

   Series D, Convertible Preferred Stock-
$.001 Par
     Value, 80 Shares Authorized,  Issued
and
     Outstanding  (Aggregate  Liquidation  4,000,000
Value
    $4,000,000)

   Series E Convertible Preferred  Stock-
$.001 Par
     Value,  575,000  Shares  Authorized,
None Issued
    and Outstanding                        -

  Common Stock-$.01 Par Value, 20,000,000
Shares
     Authorized, 4,899,602 Shares  Issued
and                                        48,996
    Outstanding

  Additional Paid-in Capital
                                           4,623,434
  Cumulative Translation Adjustments
                                           89,953
  Preferred Stock Subscribed
                                           (507,366)
  Accumulated Earnings
                                           223,443
TOTAL STOCKHOLDERS' EQUITY
                                                      13,572,76
                                                      0
TOTAL   LIABILITIES   AND   STOCKHOLDERS'             $31,853,2
EQUITY                                                70
























            AFGL INTERNATIONAL, INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF OPERATIONS
                           (UNAUDITED)

                   Three Months Ended     Six Months Ended
                        June 30,              June 30,

                     1996       1995       1996       1995

REVENUE      FROM $10,194,3  $          $14,857,6  $
HUMAN             80         2,987,856  98         6,145,502
         RESOURCE
MANAGEMENT

REVENUE FROM
         ADVISORY
SERVICES          821,065    1,086,938  1,657,882  2,428,715

 TOTAL REVENUE    $11,015,4  $          $16,515,5  $
                  45         4,074,794  80         8,574,217
OPERATING
EXPENSES          9,626,610  3,306,364  13,443,31  6,560,907
                                        7
RENT
                  344,691    490,895    721,376    767,573
DEPRECIATION AND
 AMORTIZATION
                  268,903    84,214     354,099    133,943
  TOTAL OPERATING
   EXPENSES       $10,240,2  $          $14,518,7  $
                  04         3,881,473  92         7,462,423
        OPERATING $          $          $          $
INCOME            775,241    193,321    1,996,788  1,111,794

OTHER EXPENSES
 (INCOME):

         Interest
Expense           141,067    25,878     225,925    30,686

  Interest Income
                  (20,176)   (18,646)   (25,872)   (37,505)
  OTHER EXPENSES- $          $          $          $
NET               120,891    7,232      200,053    (6,819)

  INCOME BEFORE
    INCOME  TAXES
AND               $          $          $          $
         MINORITY 654,350    186,089    1,796,735  1,118,613
INTEREST

INCOME        TAX
EXPENSE
 (BENEFIT)

  Current
                  431,289    119,799    979,968    543,586
  Deferred
                  (21,333)   (9,407)    (34,103)   (18,814)
TOTAL INCOME TAX
 EXPENSE          $          $          $          $
                  409,956    110,392    945,865    524,772

                   Three Months Ended     Six Months Ended
                        June 30,              June 30,

                     1996       1995       1996       1995

INCOME FROM
 CONTINUING
 OPERATIONS       $          $          $          $
                  244,394    75,697     850,870    593,841
DISCONTINUED
 OPERATIONS:

Loss         from
Operations
 of Discontinued
 Segment [Net of
    Income    Tax            (5,172)               (292,488)
Benefit]

INCOME BEFORE
         MINORITY $          $          $          $
INTEREST          244,394    70,525     850,870    301,353

MINORITY INTEREST
IN
 LOSS OF
 CONSOLIDATED
 SUBSIDIARY                  29,890                9,219

 NET INCOME       $          $          $          $
                  244,394    100,415    850,870    310,572
PREFERRED
DIVIDEND
 REQUIREMENTS     86,083     14,000     100,083    28,000

 NET INCOME
  AVAILABLE FOR
  COMMON
  STOCKHOLDERS    $          $          $          $
                  158,311    86,415     750,787    282,572
PRIMARY EARNINGS
 PER COMMON SHARE

  Continuing
   Operations     $          $          $          $
                  .03        .02        .13        .11
  Net Income      $          $          $          $
                  .03        .02        .13        .05
FULLY DILUTED
   EARNINGS   PER
COMMON
 SHARE

  Continuing      $          $          $          $
   Operations     .03        .01        .11        .09

  Net Income      $          $          $          $
                  .03        .01        .11        .05


            AFGL INTERNATIONAL, INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (UNAUDITED)

                                             Six Months Ended
                                                 June 30,
                                              1996       1995
OPERATING ACTIVITIES:

Income from Continuing Operations          $  850,870  $
                                                       603,060
Adjustments  to  Reconcile  Income   from
Continuing
   Operations  to  Net  Cash  [Used  for]
Operating
  Activities:                                       -
     Minority   Interest   in   Loss   of     354,099  (9,219)
Consolidated
  Subsidiary                               (32,617)    133,943
  Depreciation and Amortization
  Deferred Income Taxes                                (18,814)

Change in Assets and Liabilities:
(Increase) Decrease in:
  Accounts Receivable                      (1,549,608
   Prepaid  Expenses  and  Other  Current  )           (691,236)
Assets                                        776,556
  Security Deposits and Other Assets                   (176,494)
                                           (405,110)
                                                       (134,616)

Increase (Decrease) in:
  Value Added Taxes Payable                    86,807
  Accounts Payable and Accrued Expenses                (38,725)
  Accrued Payroll                          (248,092)
  Income Taxes Payable - Current            2,063,060  213,530
  Deferred Rent                               806,082  (1,467,29
                                               41,062  0)

                                                       44,139

                                                       32,497
Total Adjustments                           1,892,239  (2,112,28
                                                       5)
NET CASH - CONTINUING OPERATIONS            2,743,109  (1,509,22
                                                       5)
[Loss from Discontinued Operations]
Adjustments  to  Reconcile  [Loss}   from  -           (292,488)
Discontinued
   Operations  to  net Cash  Provided  by
Operating
  Activities:
    Depreciation and Amortization          -           162,558
    Net Change in Assets and Liabilities
                                           -           706,672
Net Cash - Discontinued Operations
                                           -           576,742

NET CASH - OPERATING ACTIVITIES - Forward  $2,743,109  $
                                                       (932,483)





            AFGL INTERNATIONAL, INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF OPERATIONS
                           (UNAUDITED)

                                             Six Months Ended
                                                 June 30,
                                             1996        1995

NET   CASH  -  OPERATING  ACTIVITIES   -  $2,743,109  $
Forwarded                                             (932,483)

INVESTING ACTIVITIES:

Expenditures for Property and Equipment
Advances to Employees                     (106,485)   (733,729)
Repayments from Related Parties
Advances to Related Parties               (318,325)   -
Cash  Acquired  Through Acquisitions  of
FCI                                       4,035       17,261
Cash  Surrender Value of  Officers  Life
Insurance                                 (216,667)   -
Cash Paid for Acquisition (See Note 3)
                                          -           311,019

                                          (35,487)    (30,000)

                                          (9,771,532) -

NET CASH - INVESTING ACTIVITIES
                                          (10,444,461 (435,449)
                                          )           `
FINANCING ACTIVITIES:

Cash Pledged
Cash Dividends Paid                                   (85,248)
Repayment  of  Officers  Life  Insurance  -
Loan                                                  (28,000)
Proceeds  from  Officers Life  Insurance  (213,132)
Loan                                                  -
Borrowings on Notes Payable               213,132
Repayment of Notes Payable                            -
Payment of Capital Lease Obligation       10,302,249
Cash Paid for Loan Acquisition Fees                   500,000
Net  Proceeds  from  Sale  of  Preferred  (6,477,152)
Stock                                                 (59,173)
                                          (33,292)
                                                      (3,382)
                                          (855,870)
                                                      -
                                          6,266,500
                                                      -
NET CASH - FINANCING ACTIVITIES
                                          9,202,435   324,197

EFFECT OF EXCHANGE RATE CHANGES ON  CASH
AND
  CASH EQUIVALENTS                        (6,366)     67,688

INCREASE  (DECREASE) IN  CASH  AND  CASH
EQUIVALENTS                               1,494,717   (976,047)

CASH AND CASH EQUIVALENTS - BEGINNING OF
PERIODS                                   1,063,434   1,390,619

CASH  AND  CASH  EQUIVALENTS  -  END  OF  $           $
PERIODS                                   2,558,151   414,572







            AFGL INTERNATIONAL, INC. AND SUBSIDIARIES
     NOTES TO PRELIMINARY CONSOLIDATED FINANCIAL STATEMENTS

(1)  BASIS OF PRESENTATION

      These financial statements are presented on a consolidated basis and include the results of operations of the parent corporation, AFGL International, Inc., and its wholly-owned subsidiaries Whitney Partners Inc. and its United Kingdom subsidiary ("WPI"), Furash & Company, Inc. ("FCI"), Headway Corporate Staffing Services, Inc. ('HCSSI") and AFGL Inc. ("AFGL"') (collectively referred to as the "Company"), as of and for the three and six months ended June 30,1996 and AFGL International, Inc. and its wholly-owned subsidiaries WPI, FCI and AFGL for the three months and six months ended June 30, 1995. Effective January 1, 1996, WPI acquired the remaining minority interest in its United Kingdom subsidiary. Also effective January 1, 1996, the Company closed the sale of substantially all of the operating assets and assumption of liabilities of AFGL to Citigate Communications Group Limited ("Citigate") for an 18.3% interest in Citigate valued at $2,368,000.

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

(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Earnings Per Share - Primary earnings per share of common stock is based on the weighted average number of common shares outstanding for each period presented. Common stock equivalents are included if dilutive. Fully diluted earnings per share of common stock amounts are based on an increased number of shares that would be outstanding assuming conversion of the convertible preferred stock at the highest potential conversion rate. Net income has been adjusted for the dividend requirements on the convertible  preferred stock.  The number of shares used  in  the computation of primary earnings per share was 6,108,950 and 5,418,760 for the three months ended June 30, 1996 and 1995, respectively and 5,845,983 and 5,454,338 for the six months ended June 30, 1996 and 1995, respectively. The number of shares used in the computation of fully diluted earnings per share was 8,529,208 and 6,751,176 for the three months ended June 30, 1996 and 1995, respectively and 7,810,340 and 6,786,754 for the six months ended June 30, 1996 and 1995, respectively.

       Reclassifications  -  Certain  reclassifications  of  1995 balances have been made to conform to the 1996 presentation.

(3)  ACQUISITION

      On May 31, 1996, the Company closed the purchase of all of the capital stock of Irene Cohen Temps, Inc., Corporate Staffing Alternatives, Inc. and Certified Technical Staffing, Inc. and certain assets of Irene Cohen Personnel, Inc. through its newly formed subsidiary, Headway Corporate Staffing Services, Inc. The capital stock of Irene Cohen Temps, Inc., Corporate Staffing Alternatives, Inc., and Certified Technical Staffing, Inc. was purchased at a price of $9,362,032 subject to adjustment based on the closing date balance sheets. The operating assets of Irene Cohen Personnel, Inc. were purchased for $500,000 payable out of future earnings derived from the use of the assets acquired. The businesses acquired offer a broad range of employment-related services.

      The operations of HCSSI from June 1, 1996 are included in the Company's historical financial statements. The following summarized, unaudited pro forma results of operations for the three months and six months ended June 30, 1996 and 1995, assuming the acquisition occurred as of the beginning of the period:

                     Three       Three     Six Months  Six Months
                     Months      Months       Ended       Ended
                     Ended       Ended      June 30,    June 30,
                      June        June        1996        1995
                    30,1996     30,1995

Net sales          $25,808,15  $12,802,07  $46,270,068 $24,207,157
                   7           1
Net income         $           $           $ 1,127,253 $   696,900
                   397,231     222,790
Net   income   per
common             $           $           $       .13 $       .07
  share - primary  .04         .02
Net   income   per
common             $           $           $       .10 $       .06
       share-fully .04         .02
diluted

(4)  EQUITY AND DEBT TRANSACTIONS

     Subsequent to and at the time the acquisition was completed, the Company raised $7,000,000 through a private offering of Series C and D 8% convertible preferred stock. On May 31, 1996 the Company obtained a term loan in the amount of $9,000,000 and a revolving credit commitment in the amount of $6,000,000 from Intenationale Nederlanden (U.S.) Capital Corporation. A portion of the debt and equity financing was used by the Company to complete the acquisition and replace existing debt.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Overview

      In the second quarter of 1996, the Company completed the first phase of redirecting its focus to the staffing services industry with a continued emphasis on financial services companies. On May 31, 1996, the Company finalized the acquisition of Irene Cohen Temps, Inc. and affiliates. In addition, the Company recapitalized its balance sheet by completing a $7 million equity offering and a $15 million credit facility.

      The results for the first six months of 1996 reflect a strong performance in the financial services industry represented by an increase in the hiring activities of the Company's client base as well as one month of operations from the Company's newly acquired temporary staffing division. While the second half of the year is typically slower in the executive search business, the Company will have a full six months of results from its temporary staffing division.

      At the end of 1995, the Company's marketing communications segment was sold to Citigate. This represents a discontinued operation and losses from this operation will not recur in 1996.

Consolidated

      As a result of the foregoing changes, consolidated revenues increased $7,941,363 or 93% to $16,515,580 for the six months ended June 30, 1996, from $8,547,217 for the same period in 1995. This increase is comprised of higher revenues in human resource management of $8,712,196 offset by a decrease in advisory services revenues of $770,833. The increase in revenue is due to the increasing demand for the Company's executive search services and one month of revenues from the temporary staffing company.

      Consolidated  net  income increased  $540,298  or  174%  to
$850,870  for  the six months ended June 30, 1996, from  $310,572 for the same period in 1995. The net income in 1995 includes a net loss of $292,488 from discontinued operations.

Human Resource Management Segment

      Revenue increased $8,712,196 or 142% to $14,857,698 for the six months ended June 30, 1996, compared to $6,145,502 for the same period in 1995. In 1996 this segment includes the results from the Company's executive search services of $10,115,358 as well as one month of results from the temporary staffing company of $4,742,340. In 1995 this segment included only revenues from executive search services of $6,145,502. The strong performance of the financial services industry has resulted in a record performance for executive search services. The second half of the year is typically a slower period for executive search services. This will be offset however, by a full six months of results from the temporary staffing services company.

      Total operating expenses increased $6,514,223 or 128% to $11,622,737 for the six months ended June 30, 1996, from $5,108,514 for the same period in 1995. This increase is primarily attributable to one month of operating expenses of the temporary staffing company of $4,548,565 as well as an increase in operating expenses of the executive search company of $1,965,658 due to a higher compensation accrual directly related to the increased revenue.

      Net income increased $1,167,165 or 218% to $1,701,056 for the six months ended June 30, 1996, from net income of $533,891 for the same period in 1995. The increase is due to higher revenues offset by an increase in revenue related compensation accruals and income tax expenses in the executive search company and one month of net income from the temporary staffing company.

Advisory Services Segment

      Revenue from the advisory services offered by Furash decreased $770,833 to $1,657,882 for the six months ended June 30, 1996, compared to $2,428,715 for the same period in 1995. The loss of a major client accounted for approximately $562,000 of the decreased revenues. In addition, there was a decline in billable hours for certain key consultants involved in the development of new business lines.

       FCI's  total  operating  expenses  increased  $83,741   to
$2,395,325  for  the  six  months  ended  June  30,  1996,   from
$2,311,584 for the same period in 1995. This increase is attributable to a one time charge of $178,000 as part of a reorganization plan implemented in the second quarter. The plan included: a refocusing of business development efforts; the recruitment of a new executive manager; and staff and expense reductions. Management is optimistic that these changes will result in a significant improvement in the performance of Furash for the balance of 1996 and into 1997.

     FCI had a net loss of $447,233 for the six months ended June 30, 1996 as compared to net income of $90,894 for the same period in 1995. The decrease is directly related to the reduction in revenues. The balance of 1996 is expected to improve significantly, however, management will continue to closely monitor its performance.

Corporate

      Corporate had operating expenses of $504,578 for the six months ended June 30, 1996. These expenses include a one time charge of $334,979 in connection with the acquisition and refinancing discussed above and amortization of intangibles of $121,570.

Liquidity and Capital Resources

      For the first time in over two years the Company generated cash from operations during the six months ended June 30, 1996 of $2,743,109, as compared to cash used in operations of $932,483 during the same period in 1995. The cash generated from operations in 1996 is attributable to: the strong performance of the Company; a high amount of non cash expense resulting from the acquisition of the temporary staffing company and the refinancing, receipt of the balance due on the sale of the marketing communications segment and a larger than usual bonus accrual relating to the strong performance by the executive search company. The cash used by operations during the first half of 1995 was primarily for the payment of bonus accruals.

      The Company's working capital surplus improved dramatically to $4,251,016 at June 30, 1996, from a surplus of $1,493,696 at
December 31, 1995. This was due primarily to the recapitalization of the balance sheet in which the company completed a $7 million equity offering and a $15 million credit facility which replaced existing short term obligations and financed the acquisition of the temporary staffing company. Management expects that the Company's working capital position will continue to improve based on anticipated continued positive operating results and will be sufficient to handle all of the Company's working capital needs for the remainder of the year.

      For the six months ended June 30, 1996, the Company used $10,444,461 in investing activities, compared to cash used in investing activities of $435,449 for the same period in the prior year. The cash used for investing activities in 1996 related to the acquisition of the temporary staffing services company on May 31, 1996. In 1995 cash was used for the relocation of the Company's New York operations.

      Total net cash received for financing activities was $9,202,435 for the six months ended June 30, 1996, compared to net cash received from financing activities of $324,197 for the same period in 1995. The cash generated in 1996 related to the Company's equity offering completed in the second quarter and the credit facility received in connection with the acquisition of the temporary staffing company. The cash generated in 1995 was from a loan for furniture and equipment.

      The Company expects to have sufficient cash flow from operations and its financing sources to meet its capital needs through the remainder of the year.

                   PART II.  OTHER INFORMATION

EXHIBITS: Attached only to the electronic filing by the Company with the Securities and Exchange Commission is the Financial Data
Schedule,  Exhibit Reference Number 27, in accordance  with  Item
601(c) of Regulation S-B.

FORM 8-K: During the last quarter, the Company filed a report on Form 8-K dated May 31, 1996, reporting under Item 2, the acquisition of Irene Cohen Temps, Inc., Corporate Staffing Alternatives, Inc., and Certified Technical Staffing, Inc., and substantially all of the assets of Irene Cohen Personnel, Inc. Subsequently, the Company filed an amendment to the report containing: combined financial statements of Irene Cohen Temps, Inc., and Certified Technical Staffing, Inc., at December 31, 1995 and 1994 (audited)and March 31, 1996 (unaudited), and for each of the two years in the period ended December 31, 1995 (audited) and for the three months ended March 31, 1996 (unaudited); the combined financial statements of Irene Cohen Personnel, Inc., and Corporate Staffing Alternatives, Inc., at December 31, 1995 and 1994 (audited) and March 31, 1996 (unaudited), and for each of the two years in the period ended December 31, 1995 (audited), and for the three months ended March 31, 1996 (unaudited); and the Company's pro forma condensed combined financial statements (unaudited).


                           SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              AFGL INTERNATIONAL, INC.

Date:  August 16, 1996        By  Barry S. Roseman (Signature)
                                  Chief Operating Officer (Duly
                                  Authorized and Principal
                                  Financial Officer)