Form 10QSB
period 1996-09-30
HEADWAY CORPORATE RESOURCES INC
filed 1996-11-14
CIK 914435

16

17

                          UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC 20549

                           FORM 10-QSB

[X]  Quarterly report under Section 13 or 15(d) of the Securities
Exchange Act of 1934 for the quarterly period ended September 30, 1996, or

[  ]   Transition  report  under  Section  13  or  15(d)  of  the
Securities Exchange Act of 1934 for the transition period from

                  Commission file No.  0-23170

                HEADWAY CORPORATE RESOURCES, INC.
   (Name of Small Business Issuer as specified in its charter)

          Delaware                          75-2134871
(State or Other Jurisdiction of          (IRS Employer
Incorporation or Organization)          Identification No.)

850 Third Avenue, 11th Floor, New York, NY          10022
(Address of Principal Executive Offices)          (Zip Code)

Issuer's Telephone Number:  (212) 508-3560

                    AFGL International, Inc.
(Former name, former address, and former fiscal year, if changed)

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
6,152,132 shares of common stock.

                           FORM 10-QSB
       HEADWAY CORPORATE RESOURCES, INC., AND SUBSIDIARIES


                              INDEX


PART I.   Financial Information

          Item 1.   Financial Statements

               Unaudited Consolidated Balance Sheet-
               September 30, 1996                               3

               Unaudited Consolidated Statements of Operations
               Three months and Nine Months Ended
               September 30, 1996 and 1995                      5

               Unaudited Consolidated Statements of Cash Flows
               Nine Months Ended September 30, 1996 and 1995    7

               Notes to Consolidated Financial Statements       9

          Item 2.   Management's Discussion and Analysis of
                    Financial Condition and Results
                    of Operations                              11

PART II.  Other Information                                    15

Signatures                                                     15















                 PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

       HEADWAY CORPORATE RESOURCES, INC. AND SUBSIDIARIES
       CONSOLIDATED BALANCE SHEET AS OF SEPTEMBER 30, 1996
                           (UNAUDITED)
                             ASSETS

CURRENT ASSETS:

  Cash and Cash Equivalents                $
                                           1,561,068
   Accounts  Receivable - Trade  (Net  of
Allowance
  for Doubtful Accounts of $135,000)       9,780,722

  Due from Employees
                                           265,817
  Deferred Income Taxes
                                           181,896
   Prepaid  Expenses  and  Other  Current
Assets                                     302,379

  TOTAL CURRENT ASSETS                                 $12,091,8
                                                       82
PROPERTY AND EQUIPMENT - NET
                                                       1,564,324
OTHER ASSETS

  Cash Pledged                             $
                                           85,248
   Cash Surrender Value of Officers' Life
Insurance                                  369,769

  Due from Related Parties
                                           409,119
  Due from Employees
                                           63,779
  Goodwill and Other Intangibles (Net of
  Accumulated Amortization of $590,719)
                                           12,378,559
  Investment - at Cost
                                           2,368,000
  Deferred Income Taxes
                                           615,602
  Security Deposits and Other Assets
                                           540,616
  TOTAL OTHER ASSETS
                                                       16,830,69
                                                       2
  TOTAL ASSETS                                         $30,486,8
                                                       98



       HEADWAY CORPORATE RESOURCES, INC. AND SUBSIDIARIES
       CONSOLIDATED BALANCE SHEET AS OF SEPTEMBER 30, 1996
                           (UNAUDITED)
              LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:

  Accounts Payable and Accrued Expenses    $1,884,59
                                           7
  Capital Lease Obligations
                                           87,136
  Notes and Loans Payable
                                           1,250,000
  Deferred Income Taxes
                                           58,621
  Accrued Payroll
                                           3,582,727
  Income Taxes Payable
                                           696,099
  Value Added Taxes Payable
                                           112,685
  TOTAL CURRENT LIABILITIES                           $
                                                      7,671,865
LONG TERM LIABILITIES:

   Notes and Loans Payable - Less Current
Portion                                    7,750,000

    Capital  Lease  Obligations  -   Less
Current Portion                            135,953

  Deferred Rent
                                           1,169,763
  TOTAL LONG TERM LIABILITIES
                                                      9,055,716
COMMITMENTS AND CONTINGENCIES

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

   Series B, Convertible Preferred Stock-
$.001 Par
      Value,   6,858  Shares  Authorized,
Issued and
     Outstanding  (Aggregate  Liquidation  2,400,300
Value
    $2,400,300)

   Series C, Convertible Preferred Stock-
$.001 Par
     Value,  150 Shares Authorized,  23.4
Issued and
     Outstanding  (Aggregate  Liquidation  468,000
Value
    $468,000)

   Series D, Convertible Preferred Stock-
$.001 Par
      Value,  80  Shares  Authorized,  44
Issued and
     Outstanding  (Aggregate  Liquidation  2,200,000
Value
    $2,200,000)

   Series E Convertible Preferred  Stock-
$.001 Par
     Value,  575,000  Shares  Authorized,
None Issued
    and Outstanding                        -

  Common Stock-$.01 Par Value, 20,000,000
Shares
     Authorized, 6,152,132 Shares  Issued
and                                        61,521
    Outstanding

  Additional Paid-in Capital
                                           8,029,162
  Cumulative Translation Adjustments
                                           78,269
  Notes Receivable - Preferred Stock
                                           (507,366)
  Accumulated Earnings
                                           329,431
TOTAL STOCKHOLDERS' EQUITY
                                                      13,759,31
                                                      7
TOTAL   LIABILITIES   AND   STOCKHOLDERS'             $30,486,8
EQUITY                                                98
























       HEADWAY CORPORATE RESOURCES, INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF OPERATIONS
                           (UNAUDITED)

                      Three Months Ended     Nine Months Ended
                        September 30,          September 30,

                       1996        1995       1996       1995

Revenue        From
Temporary           $15,295,28  $          $19,482,0  $
 Staffing Services  6           -          88         -

Revenue        From
Permanent
 Staffing Services  3,035,828   2,860,952  13,295,13  9,006,454
                                           6
Advisory    Service
Revenue             998,088     1,270,015  2,655,970  3,698,730

Total Revenue       $19,329,20  $          $35,433,1  $12,705,1
                    2           4,130,967  94         84
Cost of Temporary
 Staffing Services
                    12,318,177  -          15,894,80  -
                                           2
General and
 Administrative
                    6,174,208   3,546,647  16,350,68  10,875,12
                                           8          7
Depreciation And
 Amortization
                    351,673     63,544     705,772    197,487
  Total Operating
   Expenses         $18,844,05  $          $32,951,2  $11,072,6
                    8           3,610,191  62         14
  Operating Income  $           $          $          $
                    485,144     520,776    2,481,932  1,632,570
Other      Expenses
(Income)
  Interest Expense
                    218,928     30,003     444,853    60,689
  Interest Income
                    (13,577)    (16,391)   (39,449)   (53,896)
   Other  Expenses- $           $          $          $
Net                 205,351     13,621     405,404    6,793

  Income Before
   Income Taxes And
           Minority $           $          $          $
Interest            279,793     507,164    2,076,528  1,625,777

Income Tax Expense
 (Benefit)
  Current
                    83,113      174,669    1,063,081  718,255
  Deferred
                    (20,566)    (9,407)    (54,669)   (28,221)
Total Income Tax
 Expense            $           $          $          $
                    62,547      165,262    1,008,412  690,034
Income         From
Continuing          $           $          $          $
    Operations    - 217,246     341,902    1,068,116  935,743
Forward
       HEADWAY CORPORATE RESOURCES, INC. AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF OPERATIONS
                          (UNAUDITED)

                      Three Months Ended     Nine Months Ended
                        September 30,          September 30,

                       1996        1995       1996       1995

Income         From
Continuing          $           $          $          $
    Operations    - 217,246     341,902    1,068,116  935,743
Forwarded

Discontinued
Operations

      Loss     From
Operations
  Of Discontinued
  Segment [Net Of
      Income    Tax -           (145,137)  -          (437,625)
Benefit]

Income Before
 Minority Interest  $           $          $          $
                    217,246     196,765    1,068,116  498,118
Minority   Interest
In
 (Earnings) Of
 Consolidated
 Subsidiary         -           (50,411)   -          (41,192)

 Net Income         $           $          $          $
                    217,246     146,354    1,068,116  456,926
Preferred Dividend
 Requirements
                    111,258     14,000     211,341    42,000
     Net     Income
Available
  For Common        $           $          $          $
  Stockholders      105,988     132,354    856,775    414,926

Primary Earnings
 Per Common Share

         Continuing $           $          $          $
Operations          .02         .05        .14        .16
  Net Income        $           $          $          $
                    .02         .03        .14        .08
Fully       Diluted
Earnings
 Per Common Share

         Continuing $           $          $          $
Operations          .02         .04        .13        .13
  Net Income        $           $          $          $
                    .02         .02        .13        .07





       HEADWAY CORPORATE RESOURCES, INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (UNAUDITED)

                                            Nine Months Ended
                                              September 30,
                                            1996        1995
OPERATING ACTIVITIES:

Income from Continuing Operations        $ 1,068,116 $   894,551

Adjustments  to Reconcile  Income  from
Continuing
  Operations to Net Cash Provided by
  [Used for] Operating Activities:
   Minority  Interest  in  Earnings  of            -      41,192
Consolidated                                 705,772     197,487
  Subsidiary
  Depreciation and Amortization          (296,083)   (28,221)
  Deferred Income Taxes

Change in Assets and Liabilities:
(Increase) Decrease in:
  Accounts Receivable
   Prepaid  Expenses and Other  Current  (1,540,953) (1,141,737)
Assets                                       753,985
  Security Deposits and Other Assets                 (127,565)
                                         (304,241)         2,175

Increase (Decrease) in:
  Value Added Taxes Payable                               59,555
  Accounts Payable and Accrued Expenses  (11,727)
  Accrued Payroll                                    (18,879)
  Income Taxes Payable                   (684,352)
  Deferred Rent                            1,798,880 (1,038,731)
                                             557,680     157,753
                                              40,125      85,068
Total Adjustments                          1,019,086
                                                     (1,811,903)
NET CASH - CONTINUING OPERATIONS           2,087,202
                                                     (917,352)
[Loss] from Discontinued Operations                -
Adjustments to Reconcile [Loss} from                 (437,625)
  Discontinued Operations to net Cash
  Provided by Operating Activities:
    Depreciation and Amortization                  -
       Net   Change   in   Assets   and            -     296,576
Liabilities                                              717,791

Net Cash - Discontinued Operations                 -     576,742

NET  CASH  -  OPERATING  ACTIVITIES   -  $ 2,087,202 $
Forward                                              (340,610)






       HEADWAY CORPORATE RESOURCES, INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (UNAUDITED)

                                            Nine Months Ended
                                              September 30,
                                             1996        1995

NET   CASH  -  OPERATING  ACTIVITIES   -  $ 2,087,202 $
Forwarded                                             (340,610)

INVESTING ACTIVITIES:

Expenditures for Property and Equipment
Repayments from Employees                 (180,994)   (1,136,480
Advances to Employees                         125,619 )
Repayments from Related Parties
Advances to Related Parties               (318,325)   -
Cash Acquired Through Acquisition of FCI        4,035
Cash  Surrender Value of  Officers  Life              -
Insurance                                 (219,092)
Cash Paid for Acquisition                           - 8,420

                                          (51,769)    -

                                          (9,852,739) 311,019

                                                      (45,000)

                                                      -

NET CASH - INVESTING ACTIVITIES
                                          (10,493,265 (862,041)
                                          )
FINANCING ACTIVITIES:

Cash Dividends Paid
Repayment  of  Officers  Life  Insurance  (23,686)    (28,000)
Loan
Proceeds  from  Officers Life  Insurance  (213,132)   -
Loan
Borrowings on Notes Payable               213,132     -
Repayment of Notes Payable
Payment of Capital Lease Obligation       10,302,249  500,000
Cash Paid for Loan Acquisition Fees
Net  Proceeds  from  Sale  of  Preferred  (6,727,152) (209,824)
Stock
                                          (46,294)    (13,037)

                                          (855,870)   -

                                          6,266,500   -
NET CASH - FINANCING ACTIVITIES
                                          8,915,747   249,139

EFFECT OF EXCHANGE RATE CHANGES ON  CASH
AND
  CASH EQUIVALENTS                        (12,050)    26,947

INCREASE  (DECREASE) IN  CASH  AND  CASH
EQUIVALENTS                               497,634     (926,565)

CASH AND CASH EQUIVALENTS - BEGINNING OF
PERIODS                                   1,063,434   1,390,619

CASH  AND  CASH  EQUIVALENTS  -  END  OF  $           $
PERIODS                                   1,561,068   464,054







       HEADWAY CORPORATE RESOURCES, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)  BASIS OF PRESENTATION

      These financial statements are presented on a consolidated basis and include the results of operations of the parent corporation, Headway Corporate Resources, Inc., formerly AFGL International, Inc., and its wholly-owned subsidiaries Whitney Partners Inc. and its United Kingdom subsidiary ("WPI"), Furash & Company, Inc. ("FCI"), Headway Corporate Staffing Services, Inc. ("HCSSI") and AFGL Inc. ("AFGL") (collectively referred to as the "Company"), as of and for the three months and nine months ended September 30, 1996, and Headway Corporate Resources, Inc. and its wholly-owned subsidiaries WPI, FCI and AFGL for the three months and nine months ended September 30, 1995. Effective January 1, 1996, WPI acquired the remaining minority interest in its United Kingdom subsidiary. Also effective January 1, 1996, the Company closed the sale of substantially all of the operating assets and assumption of liabilities of AFGL to Citigate Communications Group Limited ("Citigate") for an 18.3% interest in Citigate valued at $2,368,000.

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

(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Earnings Per Share - Primary earnings per share of common stock are based on the weighted average number of common shares outstanding for each period presented. Common stock equivalents are included if dilutive. Fully diluted earnings per share of common stock amounts are based on an increased number of shares that would be outstanding assuming conversion of the convertible preferred stock at the highest potential conversion rate. Net income has been adjusted for the dividend requirements on the convertible preferred stock. The number of shares used in the computation of primary earnings per share was 7,059,113 and 5,285,128 for the three months ended September 30, 1996 and 1995, respectively, and 6,249,905 and 5,370,441 for the nine months ended September 30, 1996 and 1995, respectively. The number of shares used in the computation of fully diluted earnings per share was 9,555,054 and 6,662,277 for the three months ended September 30, 1996 and 1995, respectively, and 8,337,344 and 6,702,857 for the nine months ended September 30, 1996 and 1995, respectively.

       Reclassifications  -  Certain  reclassifications  of  1995 balances have been made to conform to the 1996 presentation.

(3)  ACQUISITION

      On May 31, 1996, the Company closed the purchase of all of the capital stock of Irene Cohen Temps, Inc., Corporate Staffing Alternatives, Inc. and Certified Technical Staffing, Inc. and certain assets of Irene Cohen Personnel, Inc. through its newly formed subsidiary, Headway Corporate Staffing Services, Inc. The capital stock of Irene Cohen Temps, Inc., Corporate Staffing Alternatives, Inc., and Certified Technical Staffing, Inc. was purchased at a price of $9,230,391. The operating assets of Irene Cohen Personnel, Inc. were purchased for $500,000 payable out of future earnings derived from the use of the assets acquired. The businesses acquired offer a broad range of employment-related services.

      The operations of HCSSI from June 1, 1996 are included in the Company's historical financial statements. The following are the summarized, unaudited pro forma results of operations for the three months and nine months ended September 30, 1996 and 1995, assuming the acquisition occurred as of the beginning of the period:

                       Three        Three       Nine       Nine
                      Months       Months      Months     Months
                    Ended Sept.     Ended       Ended      Ended
                      30,1996       Sept.       Sept.      Sept.
                                   30,1995    30, 1996   30, 1995
Net sales           $19,329,202  $12,308,13  $58,561,78  $36,415,4
                                 9           8           67
Net income          $   217,246  $           $           $
                                 374,235     1,171,834   1,092,195
Primary earnings
  per common share  $       .02  $           $           $
                                 .04         .13         .11
Fully      diluted
earnings            $       .02  $           $           $
  per common share               .03         .11         .11

(4)  EQUITY AND DEBT TRANSACTIONS

      A  total  of  $2,532,000 of Series C Convertible  Preferred
Stock was converted into 923,290 common shares and $1,800,000  of
Series  D Convertible Preferred Stock was converted into  631,484 common shares as of September 30, 1996.

(5)  SUBSEQUENT EVENTS

      On October 21, 1996, the Company completed the acquisition of Vogue Personnel Services, Inc., through its Headway Corporate Staffing Services division. Vogue Personnel Services is a provider of high-end computer graphics and word processing temporary staffing services to the financial services community in New York.

      On November 6, 1996, the stockholders of the Company approved the change of state of incorporation of the Company from Nevada to Delaware through a merger of the Company with and into Headway Corporate Resources, Inc., a Delaware company formed for that purposes. In connection with the merger, the par value of the Company's common stock and preferred stock will decrease to $0.0001 par value.

   Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Overview

       The Company's financial performance continued to be favorable in the third quarter of 1996. This can be attributed to the strong performance by the financial services industry, the positive results of the newly acquired temporary staffing company and the return to profitability of the advisory services segment. The Company expects this trend to continue as long as there is no drastic change in the economy or the financial services industry. The Company will continue to grow the temporary staffing service segment for the financial services industry through acquisitions.




Consolidated

       Consolidated revenues from continuing operations were $19,329,202 for the quarter ended September 30, 1996, compared to $4,130,967 for the same period in 1995. For the nine months ended September 30, 1996, revenues were $35,433,194, up from $12,705,184 a year earlier. The increase in revenue for the three and nine month periods are primarily due to revenues from the recently acquired temporary staffing company.

      For the three months ended September 30, 1996, net income increased 48% to $217,246 from $146,354 for the same period in 1995. Net income for the nine months ended September 30, 1996 increased 134% to $1,068,116 from $456,926 a year earlier. Included in 1996 net income are four months of operations from the temporary staffing company.

     Fully diluted earnings per share were $0.02 for the quarters ending September 30, 1996 and 1995. Fully diluted earnings per share were $0.13 for the first nine months of 1996 up from $0.07 a year earlier.

Temporary Staffing Services Segment

      The newly acquired temporary staffing services segment is comprised of three subsidiaries of Headway Corporate Staffing Services, Inc. For the three months ended September 30, 1996 revenues were $15,295,286 and net income was $462,243. Included in the 1996 results are four months of operations from this segment. For the four months ended September 30, 1996, revenues were $19,482,088 and net income was $542,900. The Company will continue to focus its growth in the staffing services industry through internal operations and acquisitions.

Permanent Staffing Services Segment

      This segment is comprised of executive search services from Whitney Partners, Inc. and placement services from recently acquired Headway Personnel, Inc., d.b.a. Irene Cohen Personnel, Inc. Revenue increased $174,876 to $3,035,828 for the quarter ended September 30, 1996, compared to $2,860,952 for the same period in 1995. For the nine months ended September 30, 1996, revenues increased $4,288,682 to $13,295,136 from $9,006,454 a year earlier. Headway Personnel, acquired on May 31, 1996, had revenues of $461,565 for four months of operations, of which
$317,615 were earned in the third quarter. WPI's revenues decreased $142,739 in the third quarter of 1996 compared to the same period in 1995, however, WPI's revenues increased $3,827,117 for the nine months ended September 30, 1996 compared to the same period in 1995. The slight decrease in WPI's revenues for the third quarter will be offset by an increase in the fourth quarter. The backlog of searches continues to be high entering the fourth quarter which should enable WPI to remain profitable for the remainder of the year and into 1997.

      Total operating expenses increased $569,291 to $3,140,180 for the quarter ended September 30, 1996, from $2,570,889 for the same period last year. For the nine months ended September 30, 1996, total operating expenses increased $2,534,949 to $10,214,352 from $7,679,403 for the same period in 1995. The increase for the three month period is primarily attributable to the operating expenses from newly acquired Headway Personnel. The nine month increase occurred from the addition of Headway Personnel and an increase in the executive search compensation accrual directly related to the increased revenue.

      This segment had a loss of $38,732 for the three months ended September 30,1996, compared to net income of $148,923 for the same period last year. Net income increased $927,833 or 136% to $1,610,647 for the nine months ended September 30, 1996, from net income of $682,814 for the same period in 1995. The loss in the third quarter is directly attributable to the decrease in executive search revenues. The nine month increase is due to higher revenues offset by an increase in revenue related compensation accruals and income tax expenses in the executive search company.

Advisory Services Segment

      Revenue from the advisory services offered by Furash decreased $271,927 to $998,088 for the quarter ended September 30, 1996, compared to $1,270,015 for the same period in 1995. Revenue for the nine months ended September 30, 1996 decreased $1,042,760 to $2,655,970 compared to $3,698,730 a year earlier.
The loss of a major client accounted for approximately $596,000 of the decreased revenues. In addition, there was a decline in billable hours for certain key consultants involved in the development of new business lines.

       FCI's total operating expenses decreased $120,042 to $902,258 for the quarter ended September 30,1996, from $1,022,300 for the same period in 1995. Total operating expenses for the nine months ended September 30, 1996 were $3,297,583 compared to $3,333,884 for the same period in 1995. The decrease in operating expenses in the third quarter is the result of the reorganization plan implemented in the second quarter.

      FCI contributed $53,910 of net income for the quarter ended September 30, 1996 as compared to net income of $152,595 for the same period in 1995. For the nine months ended September 30, 1996, a net loss of $393,323 was incurred as compared to net income of $243,489 from a year earlier. The decrease is directly related to the reduction in revenues. The improved results in the third quarter, as compared to the first half of this year, is a result of the aforementioned reorganization plan. Management is optimistic that Furash will continue to show improvement in their operating results for the balance of 1996 and into 1997.

Corporate

      Corporate had operating expenses of $464,871 and net interest expense of $208,166 for the quarter ended September 30, 1996. Corporate had operating expenses of $965,601 and net interest expense of $362,736 for the nine months ended September 30, 1996. Operating expenses include amortization of intangibles and loan acquisition fees of $354,258 and a one time charge of approximately $335,000 in connection with the Company's refinancing. Net corporate expenses, after a tax benefit, were $260,175 and $692,108 for the three and nine months ended September 30, 1996, respectively.

Liquidity and Capital Resources

      The Company generated cash from operations during the nine months ended September 30, 1996 of $2,087,202, as compared to cash used in operations of $917,352 during the same period in 1995. The cash generated from operations in 1996 is primarily attributable to the strong performance of the Company. The cash used by operations in 1995 was the result of an increase in accounts receivable and payment of bonus accruals.

      The Company's working capital improved dramatically to $4,420,017 at September 30,1996, from $1,493,696 at December 31,
1995. This was a result of the strong performance by the Company and the completion of a $7 million equity offering and a $15 million credit facility which replaced existing short term obligations and financed the acquisition of the temporary staffing company. Management expects that the Company's working capital position will continue to improve based on anticipated continued positive operating results.

      For the nine months ended September 30, 1996, the Company used $10,493,265 in investing activities, compared to cash used in investing activities of $862,041 for the same period last year. The cash used for investing activities in 1996 primarily related to the acquisition of the temporary staffing services company on May 31, 1996. In 1995 cash was used for the relocation of the Company's New York operations.

      Total net cash received from financing activities was $8,915,747 for the nine months ended September 30, 1996, compared to net cash received from financing activities of $249,139 for the same period in 1995. The cash generated in 1996 related to the Company's equity offering completed in the second quarter and the credit facility received in connection with the acquisition of the temporary staffing company. The cash generated in 1995 was from a loan for furniture and equipment.

      The Company expects to have sufficient cash flow from operations and its financing sources to meet its capital needs through the remainder of the year and into 1997.

                   PART II.  OTHER INFORMATION

EXHIBITS: Attached only to the electronic filing by the Company with the Securities and Exchange Commission is the Financial Data
Schedule,  Exhibit Reference Number 27, in accordance  with  Item
601(c) of Regulation S-B.

FORM 8-K: During the last quarter, the Company filed a report on Form 8-K dated September 16, 1996, reporting under Item 4, the change in registrant's certifying accountants from Moore Stephens, P.C., formerly Mortenson & Associates, to the accounting firm of Ernst & Young LLP.





                           SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              HEADWAY CORPORATE RESOURCES, INC.

Date:  November 13, 1996      By  Barry S. Roseman (Signature)
                                  President and Chief Operating
                                  Officer (Duly Authorized and
                                  Principal Financial Officer)