Form 10QSB/A
period 1996-06-30
HEADWAY CORPORATE RESOURCES INC
filed 1997-01-23
CIK 914435

16

13

                          UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC 20549

                          FORM 10-QSB/A
                         Amendment No. 1

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
4,899,602 shares of common stock.
                          FORM 10-QSB/A
       HEADWAY CORPORATE RESOURCES, INC., AND SUBSIDIARIES

This is Amendment No. 1 to the report on Form 10-QSB of Headway Corporate Resources, Inc. ("Company"), for the period ended June 30, 1996 ("June Report"), and amends "Item 1. Financial Statements" and "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations" of Part I of Form 10-QSB. The June Report was originally filed by the Company's predecessor, AFGL International, Inc., a Nevada corporation. The change in the Company's domicile and name is reflected on the cover page and signature at the foot of this amendment. All other references to AFGL International, Inc., appearing in the amended items below have not been updated because the Company believes this would create confusion.


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
    Outstanding

  Additional Paid-in Capital
                                           4,623,434
  Cumulative Translation Adjustments
                                           83,953
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
























            AFGL INTERNATIONAL, INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF OPERATIONS
                           (UNAUDITED)

                   Three Months Ended     Six Months Ended
                        June 30,              June 30,

                     1996       1995       1996       1995

REVENUE      FROM $10,194,3  $          $14,857,6  $
HUMAN             80         2,987,856  98         6,145,502
         RESOURCE
MANAGEMENT

REVENUE FROM
         ADVISORY
SERVICES          821,065    1,086,938  1,657,882  2,428,715

 TOTAL REVENUE    $11,015,4  $          $16,515,5  $
                  45         4,074,794  80         8,574,217
OPERATING
EXPENSES          9,626,610  3,306,364  13,443,31  6,560,907
                                        7
RENT
                  344,691    490,895    721,376    767,573
DEPRECIATION AND
 AMORTIZATION
                  225,361    84,214     310,557    133,943
  TOTAL OPERATING
   EXPENSES       $10,196,6  $          $14,475,2  $
                  62         3,881,473  50         7,462,423
        OPERATING $          $          $          $
INCOME            818,783    193,321    2,040,330  1,111,794

OTHER EXPENSES
 (INCOME):

         Interest
Expense           184,609    25,878     269,467    30,686

  Interest Income
                  (20,176)   (18,646)   (25,872)   (37,505)
  OTHER EXPENSES- $          $          $          $
NET               164,433    7,232      243,595    (6,819)

  INCOME BEFORE
    INCOME  TAXES
AND               $          $          $          $
         MINORITY 654,350    186,089    1,796,735  1,118,613
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
DISCONTINUED
 OPERATIONS:

Loss         from
Operations
 of Discontinued
 Segment [Net of
    Income    Tax            (5,172)               (292,488)
Benefit]

INCOME BEFORE
         MINORITY $          $          $          $
INTEREST          244,394    70,525     850,870    301,353

MINORITY INTEREST
IN
 LOSS OF
 CONSOLIDATED
 SUBSIDIARY                  29,890                9,219

 NET INCOME       $          $          $          $
                  244,394    100,415    850,870    310,572
DEEMED   DIVIDEND
ON
 PREFERRED STOCK  (513,187)  -          (513,187)  -

PREFERRED
DIVIDEND
 REQUIREMENTS     (86,083)   (14,000)   (100,083)  (28,000)

              NET
INCOME/(LOSS)
  AVAILABLE FOR
  COMMON          $          $          $          $
  STOCKHOLDERS    (354,876)  86,415     237,600    282,572

PRIMARY EARNINGS/
    (LOSS)    PER
COMMON
 SHARE

  Continuing
   Operations     $          $          $          $
                  (.06)      .02        .04        .11
              Net $          $          $          $
Income/(Loss)     (.06)      .02        .04        .05

FULLY DILUTED
   EARNINGS   PER
COMMON
 SHARE

  Continuing      $          $          $          $
   Operations     (.14)      .01        (.08)      .09

  Net Income      $          $          $          $
                  (.14)      .01        (.08)      .05
            AFGL INTERNATIONAL, INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (UNAUDITED)

                                             Six Months Ended
                                                 June 30,
                                              1996       1995
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

      The operations of HCSSI from June 1, 1996 are included in the Company's historical financial statements. The following summarized, unaudited pro forma results of operations for the three months and six months ended June 30, 1996 and 1995, assuming the acquisition occurred as of the beginning of the period:

                      Three       Three    Six Months  Six Months
                      Months     Months       Ended       Ended
                      Ended       Ended     June 30,    June 30,
                       June       June        1996        1995
                     30,1996     30,1995

Net sales           $25,808,15 $14,883,32  $46,270,06  $28,369,65
                    7          1           8           7
Net income          $          $           $           $
                    397,231    167,229     1,127,233   606,838
Net           loss
applicable to       $          $(1,114,94  $           $
            common  (818,269)  3)          (150,767)   (832,506)
stockholders
Net    loss    per
common              $          $           $           $
  share             (.09)      (.14)       (.02)       (.11)

(4)  EQUITY AND DEBT TRANSACTIONS

     Subsequent to and at the time the acquisition was completed, the Company raised $7,000,000 through a private offering of
Series C (Regulation S) and Series D (Regulation D) 8% convertible preferred stock. The Series C preferred stock is convertible into shares of common stock at the lesser of 80% of the market value of the Company's common stock or $4.558125. The Series D preferred stock is convertible into shares of common stock at the lesser of 80% of the market value of the Company's common stock or $5.21065. Such conversion rights vest over a period of 95 days for the Series C preferred stock and 100 days for the Series D preferred stock. In addition, upon conversion, Series D preferred stockholders will receive warrants to purchase one share of common stock for every four shares of common stock received at an exercise price of $4.25 per share.

      In connection with the Company's private offering of Series D 8% convertible preferred stock, the Company has recorded a deemed preferred dividend which is shown as a reduction in earnings available to common shareholders in the amount of $513,187. This deemed dividend is being recognized on a pro rata basis over the period beginning with the issuance of the security to the first date that conversion can occur. The remaining portion of this non cash charge in the amount of $956,813 will be recognized in the third quarter of 1996. This one time, non cash charge relates to the discounted conversion price for the shares of common stock issuable on conversion of the preferred stock in the amount of $1,000,000 and the valuation of warrants to be issued to purchasers of Series D convertible preferred stock in the amount of $470,000. The value of the warrants is based on an independent appraisal obtained by the Company. This charge will only impact the calculation of earnings per share related to the common stock.

      On May 31, 1996 the Company obtained a term loan in the amount of $9,000,000 and a revolving credit commitment in the amount of $6,000,000 from Internationale Nederlanden (U.S.) Capital Corporation. A portion of the debt and equity financing was used by the Company to complete the acquisition and replace existing debt.

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

      Total operating expenses increased $6,542,183 or 128% to $11,650,697 for the six months ended June 30, 1996, from $5,108,514 for the same period in 1995. This increase is primarily attributable to one month of operating expenses of the temporary staffing company of $4,576,525 as well as an increase in operating expenses of the executive search company of $1,965,658 due to a higher compensation accrual directly related to the increased revenue.

      Net income increased $1,139,205 or 213% to $1,673,096 for the six months ended June 30, 1996, from net income of $533,891 for the same period in 1995. The increase is due to higher revenues offset by an increase in revenue related compensation accruals and income tax expenses in the executive search company and one month of net income from the temporary staffing company.

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

       FCI's  total  operating  expenses  increased  $83,741   to
$2,439,993  for  the  six  months  ended  June  30,  1996,   from
$2,356,252 for the same period in 1995. This increase is attributable to a one time charge of $178,000 as part of a reorganization plan implemented in the second quarter. The plan included: a refocusing of business development efforts; the recruitment of a new executive manager; and staff and expense reductions. Management is optimistic that these changes will result in a significant improvement in the performance of Furash for the balance of 1996 and into 1997.

     FCI had a net loss of $491,901 for the six months ended June 30, 1996 as compared to net income of $46,226 for the same period in 1995. The decrease is directly related to the reduction in revenues. The balance of 1996 is expected to improve significantly, however, management will continue to closely monitor its performance.

Corporate

      Corporate had operating expenses of $388,408 for the six months ended June 30, 1996. These expenses include a one time charge of $335,000 in connection with the acquisition and refinancing discussed above.

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

                           SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this Amendment No. 1 to report on Form 10-QSB to be signed on its behalf by the undersigned thereunto duly authorized.

                              HEADWAY CORPORATE RESOURCES, INC.

Date:  January 23, 1997       By  Barry S. Roseman (Signature)
                                  President and Chief Operating
                                  Officer (Duly Authorized and
                                  Principal Financial Officer)