Form 10QSB/A
period 1996-09-30
HEADWAY CORPORATE RESOURCES INC
filed 1997-01-23
CIK 914435

14

17

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

This is Amendment No. 1 to the report on Form 10-QSB of Headway Corporate Resources, Inc., for the period ended September 30, 1996, and amends "Item 1. Financial Statements" and "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations" of Part I of Form 10-QSB.

                              INDEX


PART I.   Financial Information

          Item 1.   Financial Statements

               Unaudited Consolidated Balance Sheet-
               September 30, 1996                               3

               Unaudited Consolidated Statements of Operations
               Three months and Nine Months Ended
               September 30, 1996 and 1995                      5

               Unaudited Consolidated Statements of Cash Flows
               Nine Months Ended September 30, 1996 and 1995    7

               Notes to Consolidated Financial Statements       9

          Item 2.   Management's Discussion and Analysis of
                    Financial Condition and Results
                    of Operations                              11

Signatures                                                     14












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
























       HEADWAY CORPORATE RESOURCES, INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF OPERATIONS
                           (UNAUDITED)

                      Three Months Ended     Nine Months Ended
                        September 30,          September 30,

                       1996        1995       1996       1995

Revenue        From
Temporary           $15,295,28  $          $19,482,0  $
 Staffing Services  6           -          88         -

Revenue        From
Permanent
 Staffing Services  3,035,828   2,860,952  13,295,13  9,006,454
                                           6
Advisory    Service
Revenue             998,088     1,270,015  2,655,970  3,698,730

Total Revenue       $19,329,20  $          $35,433,1  $12,705,1
                    2           4,130,967  94         84
Cost of Temporary
 Staffing Services
                    12,318,177  -          15,894,80  -
                                           2
General and
 Administrative
                    6,174,208   3,546,647  16,350,68  10,875,12
                                           8          7
Depreciation And
 Amortization
                    221,047     63,544     531,604    197,487
  Total Operating
   Expenses         $18,713,43  $          $32,777,0  $11,072,6
                    2           3,610,191  94         14
  Operating Income  $           $          $          $
                    615,770     520,776    2,656,100  1,632,570
Other      Expenses
(Income)
  Interest Expense
                    349,554     30,003     619,021    60,689
  Interest Income
                    (13,577)    (16,391)   (39,449)   (53,896)
   Other  Expenses- $           $          $          $
Net                 335,977     13,621     579,572    6,793

  Income Before
   Income Taxes And
           Minority $           $          $          $
Interest            279,793     507,164    2,076,528  1,625,777

Income Tax Expense
 (Benefit)
  Current
                    83,113      174,669    1,063,081  718,255
  Deferred
                    (20,566)    (9,407)    (54,669)   (28,221)
Total Income Tax
 Expense            $           $          $          $
                    62,547      165,262    1,008,412  690,034
Income         From
Continuing          $           $          $          $
    Operations    - 217,246     341,902    1,068,116  935,743
Forward
       HEADWAY CORPORATE RESOURCES, INC. AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF OPERATIONS
                          (UNAUDITED)

                      Three Months Ended     Nine Months Ended
                        September 30,          September 30,

                       1996        1995       1996       1995

Income         From
Continuing          $           $          $          $
    Operations    - 217,246     341,902    1,068,116  935,743
Forwarded

Discontinued
Operations

      Loss     From
Operations
  Of Discontinued
  Segment [Net Of
      Income    Tax -           (145,137)  -          (437,625)
Benefit]

Income Before
 Minority Interest  $           $          $          $
                    217,246     196,765    1,068,116  498,118
Minority   Interest
In
 (Earnings) Of
 Consolidated
 Subsidiary         -           (50,411)   -          (41,192)

 Net Income         $           $          $          $
                    217,246     146,354    1,068,116  456,926
Deemed Dividend On
 Preferred Stock                           (1,470,00
                    (956,813)   -          0)         -
Preferred Dividend
 Requirements
                    111,258     14,000     211,341    42,000
     Net     Income
Available
  For Common        $           $          $          $
  Stockholders      (850,825)   132,354    (613,255)  414,926

Primary Earnings
 Per Common Share

         Continuing $           $          $          $
Operations          (.12)       .05        (.10)      .16
  Net Income        $           $          $          $
                    (.12)       .03        (.10)      .08
Fully       Diluted
Earnings
 Per Common Share

         Continuing             $                     $
Operations                      .04                   .13
  Net Income                    $                     $
                                .02                   .07


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

                       Three        Three       Nine        Nine
                      Months       Months      Months      Months
                    Ended Sept.     Ended       Ended      Ended
                      30,1996       Sept.       Sept.      Sept.
                                   30,1995    30, 1996    30, 1995
Net sales           $19,329,202  $14,389,38  $58,561,78  $42,659,2
                                 9           8           17
Net income          $   217,246  $           $           $
                                 318,674     1,171,834   925,533
Net           loss
applicable to       $            $           $           $
            common  (983,754)    (882,326)   (340,166)   (527,811)
stockholders
Net    loss    per
common              $            $           $           $
  share             (.11)        (.10)       (.04)       (.07)

(4)  EQUITY AND DEBT TRANSACTIONS

      A  total  of  $2,532,000 of Series C Convertible  Preferred
Stock was converted into 923,290 common shares and $1,800,000  of
Series  D Convertible Preferred Stock was converted into  631,484 common shares as of September 30, 1996.

      In connection with the Company's private offering of Series D 8% Convertible Preferred Stock, the Company has recorded a deemed preferred dividend which is shown as a reduction in earnings available to common shareholders. This deemed dividend is being recognized on a pro rata basis over the period beginning with the issuance of the security to the first date that conversion can occur. This one time, non cash charge relates to the discounted conversion price for the shares of common stock issuable on conversion of the preferred stock in the amount of
$1,000,000 and the valuation of warrants to be issued to purchasers of Series D Convertible Preferred Stock in the amount of $470,0000. The value of the warrants is based on an independent appraisal obtained by the Company. This charge will only impact the calculation of earnings per share related to the common stock.

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

Temporary Staffing Services Segment

      The newly acquired temporary staffing services segment is comprised of three subsidiaries of Headway Corporate Staffing Services, Inc. For the three months ended September 30, 1996 revenues were $15,295,286 and net income was $416,218. Included in the 1996 results are four months of operations from this segment. For the four months ended September 30, 1996, revenues were $19,482,088 and net income was $481,776. The Company will continue to focus its growth in the staffing services industry through internal operations and acquisitions.

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

       FCI's total operating expenses decreased $120,042 to $924,487 for the quarter ended September 30,1996, from $1,044,529 for the same period in 1995. Total operating expenses for the nine months ended September 30, 1996 were $3,364,480 compared to $3,400,781 for the same period in 1995. The decrease in operating expenses in the third quarter is the result of the reorganization plan implemented in the second quarter.

      FCI contributed $31,681 of net income for the quarter ended September 30, 1996 as compared to net income of $130,366 for the same period in 1995. For the nine months ended September 30, 1996, a net loss of $460,220 was incurred as compared to net income of $176,592 from a year earlier. The decrease is directly related to the reduction in revenues. The improved results in the third quarter, as compared to the first half of this year, is a result of the aforementioned reorganization plan. Management is optimistic that Furash will continue to show improvement in its operating results for the balance of 1996 and into 1997.

Corporate

      Corporate had operating expenses of $226,783 and net interest expense of $338,792 for the quarter ended September 30, 1996. Corporate had operating expenses of $611,343 and net interest expense of $536,904 for the nine months ended September 30, 1996. Operating expenses include a one time charge of approximately $335,000 in connection with the Company's refinancing. Net corporate expenses, after a tax benefit, were $191,921 and $564,087 for the three and nine months ended September 30, 1996, respectively.

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