Form 10KSB
period 1996-12-31
HEADWAY CORPORATE RESOURCES INC
filed 1997-03-27
CIK 914435

17
             U.S. SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC 20549

                           FORM 10-KSB

[X]   Annual  report  pursuant to section  13  or  15(d)  of  the
Securities  Exchange  Act  of 1934  for  the  fiscal  year  ended
December 31, 1996, or

[  ]   Transition report pursuant to section 13 or 15(d)  of  the
Securities Exchange act of 1934 for the transition period from to

                  Commission File No.  0-23170

                HEADWAY CORPORATE RESOURCES, INC.
   (Name of Small Business Issuer as specified in its charter)

           Delaware                         75-2134871
(State or Other Jurisdiction of           (IRS Employer
Incorporation or Organization)         Identification No.)

        850 Third Avenue, 11th Floor, New York, NY  10022
      (Address of Principal Executive Offices and Zip Code)

Issuer's Telephone Number:  (212) 508-3560

Securities registered under Section 12(b) of the Act:  None

Securities registered under Section 12(g) of the Act:

                 Common Stock, Par Value $0.0001

Check whether the issuer (1) filed all reports required to be filed by sections 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The issuer's revenues for its most recent fiscal year are $57,197,000.

The aggregate market value of voting stock held by non-affiliates computed on the basis of the last sale price on March 24, 1997, was $16,465,000.

As of December 31, 1996, the Registrant had outstanding 6,301,448 shares of Common Stock, par value $0.0001.

Documents incorporated by reference: Incorporated by reference in Part III of this report is to the definitive proxy statement of the Company for the 1997 annual meeting of stockholders, which the Company proposes to file with the Commission on or before April 30, 1997.
                        TABLE OF CONTENTS

ITEM NUMBER AND CAPTION                                     Page

Part I

1.   Description of Business                                    3

2.   Description of Properties                                  7

3.   Legal Proceedings                                          8

4.   Submission of Matters to a Vote of Security Holders        8

Part II

5.    Market  for  Common Equity and  Related  Stockholder      9
Matters

6.    Management's  Discussion and  Analysis  or  Plan  of      9
Operations

7.   Financial Statements                                      12

8.   Changes in and Disagreements with Accountants             12
     on Accounting and Financial Disclosure

Part III

9.   Directors, Executive Officers, Promoters and Control       *
       Persons;  Compliance  with  Section  16(a)  of  the
Exchange Act

10.  Executive Compensation                                     *

11.   Security Ownership of Certain Beneficial Owners  and      *
Management

12.  Certain Relationships and Related Transactions             *

13.  Exhibits and Reports on Form 8-K                          12

*      These  items  are  incorporated  by  reference  from   the
definitive proxy statement of the Company for the 1997 annual meeting of stockholders to be filed with the Securities and Exchange Commission on or before April 30, 1997.













                             PART I

                ITEM 1.  DESCRIPTION OF BUSINESS

General

       Headway Corporate Resources, Inc., formerly AFGL International, Inc. ("the Company"), is a provider of human resource management and strategic advisory services in the United States and overseas. The Company provides these services through its wholly-owned subsidiaries, Headway Corporate Staffing Services, Inc. ("Headway"), Whitney Partners, Inc. ("Whitney"), and Furash & Company, Inc. ("Furash"). Headway was formed in 1996 to acquire Irene Cohen Temps, Inc., Corporate Staffing Alternatives, Inc., Certified Technical Staffing, Inc., and the operating assets of Irene Cohen Personnel, Inc. (collectively the "IC Group"), which was completed in May 1996. In October 1996, Headway acquired the assets of Vogue Personnel Services, Inc., of New York City ("Vogue"), which have been incorporated in Headway's staffing services business. Whitney conducts operations in Europe through its wholly-owned subsidiary, The Whitney Group (Europe) Limited, based in London. Whitney recently formed two other subsidiaries, The Whitney Group (Asia) Limited, which offers human resource management services in Hong Kong, and Whitney Asia PTE Ltd., which operates from an office in Singapore. Whitney also maintains an office in Japan. Furash operates from an office in Washington, D.C.

      On  November  6,  1996,  the stockholders  of  the  Company approved a change in the state of incorporation of the Company from Nevada to Delaware through a merger of the Company (then AFGL International, Inc., a Nevada corporation) into Headway Corporate Resources, Inc., a Delaware corporation formed for that purpose. Documents of merger were filed with the states of Nevada and Delaware on November 7, 1996. In the merger, all outstanding capital shares were exchanged on a one share for one share basis, and the only change in the capital of the Company was reduction of the par value for all capital shares to $0.0001 per share. Hereinafter, the term "Company" shall refer collectively to Headway Corporate Resources, Inc., Headway (including its subsidiaries), Whitney, and Furash, unless the context otherwise indicates.

      The  principal  offices of the Company are located  at  850
Third Avenue, New York, New York, 10022, where its telephone number is (212) 508-3560.

History

     1996 Developments

     The IC Group was purchased May 31, 1996, at a total price of $9,230,000, plus an additional $500,000 payable only out of the future net earnings derived from the acquired assets of Irene Cohen Personnel, Inc., approximately $19,000 of which has been earned and is payable as of December 31, 1996. The purchase price was paid in cash, and determined through arms length negotiations between the Company and the former shareholders of the IC Group on the basis of the tangible assets of the IC Group and the goodwill associated with the business. Funding for the acquisition was provided by debt financing obtained from ING (U.S.) Capital Corporation ("ING"), and equity financing obtained by sale of the Company's Series C and D Convertible Preferred Stock to certain private investors.

     Vogue was purchased on October 21, 1996, at a total purchase price of $2,400,000 paid in cash. The purchase price was determined through arms length negotiations between the Company and the former sole shareholder and officer of Vogue, on the basis of the tangible assets of Vogue and the goodwill associated with the business. Funding for the acquisition was provided by a revolving credit facility established by the Company with ING.

     On May 31, 1996, the Company entered into a Credit Agreement with ING. Under the Credit Agreement, ING made a term loan of $9,000,000 to the Company, and established a $6,000,000 revolving credit facility for the Company. These funds have been used for the acquisition of the IC Group, the acquisition of Vogue, and working capital. In connection with this financing arrangement, the Company granted to ING the Series E Warrant to purchase 575,000 shares of Series E Convertible Preferred Stock of the Company at an exercise price of $0.02 per share. The Company has placed a value of $1,757,000 on the Series E Warrant, based on an independent appraisal, which it will amortize over the five year payment period of the term loan as deferred financing costs. The Series E Convertible Preferred Stock is convertible at the election of the holder to Common Stock of the Company at the rate of one share for one share, subject to adjustment based on anti-dilution provisions. The Company also entered into a registration rights agreement with ING pertaining to the Common Stock of the Company issuable on conversion of the Series E Convertible Preferred Stock. Under the terms of the Registration Rights Agreement, the Company is required to file and keep effective a shelf registration covering the Common Stock issuable to ING. In the registration rights agreement, ING agrees not to make any private or public sale of the Common Stock prior to May 31, 1997.

      On June 14, 1996, the Company completed a private placement of Series D Convertible Preferred Stock. The Company sold 80 shares of Series D Convertible Preferred Stock for $4,000,000, which was used for the acquisition of the IC Group and working capital. The face value for each share of Series D Convertible Preferred Stock ($50,000), is convertible to Common Stock of the Company at the lesser of $5.210625 or 80% of the market price for the Company's Common Stock on the date of conversion. Dividends are payable on the Series D Convertible Preferred Stock at the rate of 8% per annum. In the event of conversion, the Company may, at its election, issue Common Stock in payment of the dividend. On conversion, the holders of the Series D Convertible Preferred Stock are entitled to receive a warrant to purchase one share of Common Stock for every four shares of Common Stock issued on conversion exercisable on or before May 1, 1999, at an exercise price of $4.25 per share. As of December 31, 1996, 43 shares of Series D Convertible Preferred Stock with a face value of $2,150,000 had been converted to Common Stock at an average conversion price of $2.91. In connection with the placement of Series D Convertible Preferred Stock, the Company entered into a registration rights agreement in which it agreed to use its best efforts to file a registration statement on Form S-3 covering the shares of Common Stock issuable on conversion of the Series D Convertible Preferred Stock. The Company has complied with that agreement.

      In anticipation of the acquisition of the IC Group, the Company completed an offshore offering to a limited group of foreign investors in April 1996, to provide funding for the purchase and other working capital needs. The Company sold 150 shares of Series C Convertible Preferred Stock for $3,000,000. The face value for each share of Series C Convertible Preferred Stock ($20,000), is convertible to Common Stock of the Company at the lesser of $4.558125 or 80% of the market price for the Company's Common Stock on the date of conversion. Dividends are payable on the Series C Convertible Preferred Stock at the rate of 8% per annum. In the event of conversion, the Company may, at its election, issue Common Stock in payment of the dividend. As of December 31, 1996, 145 shares of Series C Convertible Preferred Stock with a face value of $2,900,000 had been converted to Common Stock at an average conversion price of $2.8068.

      The Company's May 1996 acquisition of the IC Group was a major step in establishing the Company as a full-service staffing company serving the financial services industry, and marked the Company's entrance into the temporary staffing industry. Based on a market study obtained by the Company, the temporary staffing industry is experiencing growth in revenues and earnings. Gross revenues in the industry grew from $20 billion in 1991 to $40 billion in 1995, representing a compounded annual growth rate of approximately 19%. It is estimated that this industry will grow at an annual average rate of approximately 11% through the year 2000. This growth is attributable to a trend among employers to control costs by reducing the number of employees and relying on human resource management firms to provide temporary workers and consultants as needed to satisfy staffing requirements as they fluctuate between the peaks and valleys of the business cycle.

      In an attempt to take advantage of this growth, the Company will seek established temporary staffing and payrolling businesses for possible acquisition throughout the United States. Generally, the Company will seek businesses with gross annual revenues of at least $2,000,000, that can increase the Company's market share in areas where the Company is established or enable the Company to enter the market in new geographical areas. Consistent with the Company's history and experience in the financial services industry, the Company has a strong interest in acquiring businesses that have established clients in that industry or are located in geographical areas where the financial services industry has a significant or growing presence. It is not anticipated that the Company will acquire any business with which any of the Company's officers, directors, or principal stockholders has any association, since the Company does not believe any of such persons is associated with a temporary staffing or payrolling business.

      The Company has entered into a letter of intent for the acquisition of a temporary staffing business based in North Carolina. The acquisition is subject to negotiation of the final terms of purchase, completion of the Company's review of the business, and other contingencies. Under the letter of intent, the Company is prohibited from disclosing the terms of purchase and the name of the acquisition target unless and until the contingencies have been resolved. The Company anticipates that all contingencies will be satisfied and the acquisition completed on or about March 31, 1997.

      The  Company  is  currently pursuing negotiations  for  the acquisition of a temporary staffing business based in the Northeastern United States. The acquisition is subject to negotiation of the final terms of purchase, completion of the Company's review of the business, obtaining a commitment for financing for the acquisition, and other contingencies. While negotiations are ongoing, the Company has agreed not to disclose the proposed terms of purchase and the name of the acquisition target. The Company is hopeful that that all contingencies can be satisfied so that the acquisition can be consummated in the second quarter of 1997. There is no assurance, however, that all of the contingencies will be resolved and the acquisition completed.

     Pre-1996 Activities

      In addition to the business operations of Whitney and Furash, through the end of 1995 the Company was engaged in the business of providing public relations, corporate consulting, advertising, and financial notice services primarily to the financial services industry. The advertising and financial notice business was originally acquired in 1992. The public relations business was acquired in early 1993, and the corporate consulting business was developed internally from 1993 through 1994.

      At the beginning of 1995, the Company discontinued the corporate consulting business, the operations of which were nominal. Pursuant to an Asset Purchase Agreement dated as of December 31, 1995, the Company sold certain assets of the public relations, advertising, and financial notice business to Citigate Communications Group Limited, a limited company based in England ("Citigate"). Under the terms of the transaction, the Company sold assets with a book value of approximately $9,420,000 to Citigate in exchange for 64,000 ordinary shares of Citigate valued at $2,368,000 (approximately 18.3% of Citigate's issued and outstanding shares), payment or assumption of non-affiliated obligations in the amount of approximately $8,660,000, and payment of affiliated obligations in the amount of approximately $531,000. In connection with the sale, the Company also wrote-off approximately $2,470,000 of intangible assets. In December 1996, an agreement was reached (subject to certain conditions) for the acquisition of Citigate by Incepta Group plc, a publicly held company in the United Kingdom ("Incepta"). These conditions were subsequently met in March 1997, so that the Company received in exchange for its stock in Citigate $1,643,000 in cash, 8,677,111 ordinary shares of Incepta with a total market value at March 17, 1997, of approximately $3,618,000, and up to an additional 7,072,307 ordinary shares based on the performance of Citigate during its fiscal year ending September 30, 1997. The Incepta ordinary shares are subject to a restriction against public sale or disposition for a term of two years. The resulting gain will be recognized in the first quarter of 1997.

      In January 1995, the Company completed the acquisition of Furash as a wholly owned subsidiary. The Company exchanged 6,858 shares of Series B Convertible Preferred Stock valued at
$2,400,000 for all of the capital stock of Furash. The acquisition was accounted for as a purchase, and goodwill of $1,784,000 arose from the transaction.

Human Resource Management Services

      The human resource management services of the Company provides businesses with staffing solutions to the complexities and high costs related to employment and human resources. The Company offers a broad range of employment-related services consisting of human resource administration (including temporary and permanent placement services), executive search, employment regulatory compliance management, managed human resource services, workers' compensation coverage, health care and other employee benefits. These services are provided primarily to clients in New York City and surrounding areas.

     The Company believes its services assist businesses in: (i) locating and employing persons who will contribute to the clients' business; (ii) meeting temporary staffing needs as they arise in the business; (iii) managing escalating costs associated with workers' compensation, health insurance coverage, workplace safety programs and employee-related litigation; (iv) providing 1099 consultants with competitive health care and related benefits; and (v) reducing the time and effort required of business management to deal with the increasingly complex and regulatory environment affecting employment.

      Whitney focuses on executive search services for middle and upper sales and management level positions in the finance industry, and provides this service in the United states, Japan, Europe, Singapore, and Hong Kong. The Company has traditionally focused its services, and marketing effort for such services, on the financial services industry consisting of investment banking firms, broker-dealers, banks and similar financial institutions. The Company intends to continue to focus on this industry in the foreseeable future. Whitney is compensated for its services on the basis of a percentage of the first year compensation of the candidate successfully placed with the client. The base percentage is usually 33%, but may be reduced if the Company is working on filling multiple positions for the client. The salary range for the type of executive positions filled by Whitney is between $100,000 and $2,000,000.

       Headway focuses on providing temporary and permanent placement and managed human resource services to a broad range of industries, with a concentration in the financial services industry. The acquisitions of the IC Group and Vogue by Headway in 1996 will enable the Company to further develop this core business. The long-term plan of the Company is to expand its services primarily to the financial services industry throughout the United States. Headway is compensated for its temporary staffing services at an hourly rate, based on the compensation paid to the temporary employee, the associated tax burden, a contribution towards the Company's overhead expenses and a profit margin that will allow the Company to achieve its overall financial objectives. Hourly rates for the Company's temporary employees range between $6.00 and $150.00, based on the training and skill level of the employee. Headway also provides managed human resource services through its Corporate Staffing Alternatives ("CSA") division. CSA works with large corporations to identify and address the issues surrounding contingent employment and provide these workers with a full range of cost-effective benefit programs.

      The Company has developed what it believes to be strong client relationships with Merrill Lynch & Co. and Montgomery Securities, which accounted for 11% and 4% of the total dollar amount of revenues earned by the Company for human resource management services in 1996, respectively. Management believes that the Company's relationship with these clients is good and will remain strong in the foreseeable future. Nevertheless, the Company is continually marketing its services to prospective clients in order to diversify its client base. The Company is also hopeful that future acquisitions will help to further diversify its client base.

      For the fiscal year ended December 31, 1996, human resource management accounted for approximately $53,389,000 of the Company's total revenue. Of this amount, 89% is attributable to domestic operations, 9% to European operations, and 2% to operations in Asia.

Advisory Services

      Management and strategic advisory services are offered by the Company in the United States through Furash, which is based in Washington, D.C. These services are provided by Furash primarily to banks, thrifts, and holding companies ranging in size from $1 billion to $100 billion in assets; mortgage banks; investment and brokerage firms; law firms with financial services clients; private investors; insurance companies; regulatory agencies;  trade  associations  representing  the  industry;  new
groups  entering  the  industry; and  international  firms.   The
Company advises its clients on all aspects of the financial services industry, including client operations, new products and services, marketing of products and services, cost containment strategies, mergers and acquisitions, turnaround of troubled institutions, technology and information planning, and regulatory developments and trends. Most of the Company's clients originate through referrals or from sources that know of the work and reputation of Furash in the financial services industry. Advisory services are performed on either a retainer or project basis. In either case, budgets are established at the beginning of the relationship and timetables and objectives are well defined. Project assignment fees are billed to the client on a monthly basis as time is incurred. For retainer relationships, clients are provided with an estimated monthly usage of services against which professional fees are billed. In both types of assignments an up-front or initial payment may be requested. This initial payment is typically one-third of total estimated fees. Out-of-pocket expenses are billed at cost in addition to professional fees.

Government Regulations

      The temporary staffing operations of the Company are affected by numerous federal, state and local laws relating to labor, tax, insurance and employment matters. By entering into an employment relationship with employees who work at client company locations ("worksite employees"), the Company assumes certain obligations and responsibilities of an employer under these laws, which are subject to varying interpretations. The Company believes that its operations are in compliance in all material respects with all applicable federal and state statutes and regulations.

Competition

     The human resource management industry is highly fragmented, with a very large number of companies providing similar employment services. The Company encounters competition from other employer organizations and from single-service and "fee for service" companies such as payroll processing firms, insurance companies and human resource consultants. In addition, the Company may encounter substantial competition from new market entrants. With respect to the placement services of Whitney, management believes Korn-Ferry International, Spencer Stuart, and Russell Reynolds Associates, Inc., are the principal competitors of the Company in providing placement services to the financial services industry in the United States.

       In   advisory   services,  the  Company   faces   numerous
competitors,  both  large  and small,  including  full  line  and
specialized   management   consultants,   technology   companies,
accounting firms, and individual practitioners.

      The Company believes that its niche strategy of being a quality, preeminent provider to a broad range of financial services and related clients will allow it to remain competitive.

Employees

     The Company presently has 150 full-time employees consisting of four executive officers, 113 management and supervisory employees, and 33 office employees. These numbers do not include temporary employees and independent contractors employed by the Company, who currently number approximately 1,700 persons. None of the Company's employees is represented by a labor union, and the Company considers its relations with its employees to be good and has not experienced any work stoppages or slowdowns.

               ITEM 2.  DESCRIPTION OF PROPERTIES

      The Company leases its offices from unrelated parties. The following table is a description of the locations, lease rates, and expiration dates of the Company's office leases.

Location                 Monthly Rental      Lease Term Expires

850 Third Avenue            $75,000             October 2009
New York, New York

317 Madison Avenue          $34,000             January 2007
New York, New York

2001 L Street N.W.          $32,000               May 2005
Washington, D.C.

17 Buckingham Gate          $12,000             February 2003
London, England

3-20  Toranomon   5-        $ 9,000             October 1998
Chome
Minato-ku,    Tokyo,
Japan

Ocean  Tower,   Room        $ 7,000              March 1999
1004
Raffles       Place,
Singapore

      The Company receives monthly rental income based on a sub-lease agreement with Citigate for the office space at 850 Third
Avenue.  The monthly rental is $45,000, expiring December 2000.


                   ITEM 3.  LEGAL PROCEEDINGS

      The  Company  is not a party to any material pending  legal
proceedings,  and  to  the  best  of  its  knowledge,   no   such
proceedings by or against the Company have been threatened.

  ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On November 6, 1996, a meeting of the Company's stockholders was held at which the stockholders voted upon and approved each of the following proposals:

     (1) election of Edward E. Furash as a director to serve for a term of two years by a vote of 5,023,314 shares for, 2,100 against, and 78,375 abstaining; election of Ehud D. Laska as a director to serve for a term of two years by a vote of 5,022,414 shares for, 3,000 against, and 78,375 abstaining; election of G. Chris Andersen as a director to serve for a term of one year by a vote of 5,023,514 shares for, 1,900 against, and 78,375 abstaining; election of Richard B. Salomon as a director to serve for a term of one year by a vote of 5,024,214 shares for, 1,200 against, and 78,375 abstaining; and, election of Gary S. Goldstein and Barry S. Roseman as directors, each to serve for a term of three years, by a vote of 2,276 shares of the Company's Series A Convertible Preferred Stock, with no shares against or abstaining.

     (2) approval of the change of the state of incorporation of the Company from Nevada to Delaware through a merger of the Company with and into Headway Corporate Resources, Inc., a Delaware company formed for that purpose, by a vote of 3,107,061 shares of Common Stock, 2,276 shares of Series A Convertible Preferred Stock, 6,921 shares of Series B Preferred Stock, 23.4 shares of Series C Preferred Stock, and 45 shares of Series D Preferred Stock for the proposal; 91,767 shares of Common Stock against the proposal; and 1,904,961 shares of Common Stock abstaining on the proposal, including 1,902,786 broker-dealer non-votes;

      (3) approval of the change of the Company's corporate name to "Headway Corporate Resources, Inc.", by a vote of 5,033,097 shares of Common Stock for; 68,467 shares of Common Stock against; and 419,094 shares of Common Stock abstaining on the proposal, including 416,869 broker-dealer non-votes; and

     (4) ratification of the appointment of Ernst & Young LLP as independent auditors of the Company for the year ended December 31, 1996, by a vote of 5,029,039 shares of Common Stock for; 73,075 shares of Common Stock against; and 418,544 shares of Common Stock abstaining on the proposal, including 416,869 broker-dealer non-votes.

                            PART III

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      The following table sets forth, for the respective periods indicated, the prices of the Company's Common Stock in the over-the-counter market, as reported and summarized by the Nasdaq SmallCap Market System. Such prices are based on inter-dealer bid prices, without markup, markdown, commissions, or adjustments and may not represent actual transactions.

Calendar Quarter Ended           Low Bid            High Bid

March 31, 1995                    $3.50               $4.75
June 30, 1995                     $2.625              $4.125
September 30, 1995                $1.50               $3.00
December 31, 1995                 $2.25               $3.75

March 31, 1996                    $2.00               $4.375
June 30, 1996                     $3.25               $6.00
September 30, 1996                $3.00               $4.9375
December 31, 1996                 $3.375              $5.125

      Since  its  inception, no dividends have been paid  on  the
Company's Common Stock. Cumulative dividends accrue on the Series A Convertible Preferred Stock, Series C Convertible Preferred Stock, and Series D Convertible Preferred Stock at a rate of eight percent per annum on their respective liquidation values. Dividends on Series A Convertible Preferred Stock are payable semiannually out of funds legally available therefor. Dividends on Series C Convertible Preferred Stock and Series D Convertible Preferred Stock are payable in cash or Common Stock, at the Company's election, at the time shares are converted to Common Stock or redeemed by the Company. The Company intends to retain any earnings not required for payment of dividends on preferred stock for use in its business activities, so it is not expected that any dividends on the Common Stock will be declared and paid in the foreseeable future.

      At December 31, 1996, there were approximately 207 holders of record of the Company's Common Stock.

    ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
                           OPERATIONS

Results of Operations

Overview

      During 1996, the Company completed the initial phase of refocusing its efforts on its core business of human resources management and advisory services. The Company completed the acquisition of several staffing companies and is negotiating for the acquisition of several others. The Company is expecting to continue to grow in this area both internally and through additional acquisitions. While there are a number of competitive companies in the staffing industry, the Company believes that its strategy of focusing on the financial services industry is a significant point of differentiation.

      On May 31, 1996, the Company completed the acquisition of the IC Group for cash at a total price of $9,230,000, plus an additional $500,000 payable only out of the future net earnings of Irene Cohen Personnel, Inc. On October 21, 1996, Vogue was purchased for cash of $2,400,000.

       In   December  1996,  the  Company  signed  a  letter   of
understanding with a significant temporary staffing company in North Carolina. The transaction is expected to close by the end of the first quarter of 1997. The Company is pursuing negotiations to acquire a major Northeast staffing company, with the goal of completing the acquisition in the second quarter of 1997.

      In April and May of 1996, the Company obtained additional equity financing through the sale of the Company's Series C and Series D Convertible Preferred Stock. The Company also obtained debt financing in the form of a term loan and a revolving credit facility from ING. The Company will seek additional financing from ING through an increase in the existing credit facility to fund the purchase of the current acquisition targets.

      On March 21, 1996, the Company completed the sale of substantially all of its operating assets of its public relations, advertising, and financial notice business to Citigate. In exchange, the Company received approximately 18.3% of the outstanding stock of Citigate. On December 4, 1996, Citigate announced that it had reached an agreement to sell all of its outstanding share capital to Incepta Group PLC. On March 13, 1997, the Company, which was carrying the investment in Citigate stock at $2,368,000, received $1,643,000 in cash, 8,677,111 ordinary shares of Incepta with a total market value at March 17, 1997, of approximately $3,618,000, and up to an additional 7,072,307 ordinary shares based on the performance of Citigate during its fiscal year ending September 30, 1997. The Incepta ordinary shares are subject to a restriction against public sale or disposition for a term of two years.

     The services of the IC Group, Vogue, Whitney, and Furash are targeted to the financial services industry, and it is expected that this focus will continue in the current year. Accordingly, the performance of the Company has been, and will continue to be heavily dependent on the performance of the financial services industry.

Consolidated

      Consolidated revenue increased $41,705,000 to $57,197,000 for the year ended December 31, 1996, from $15,492,000 for the year ended December 31, 1995. Of the increase, approximately $37 million is attributable to the temporary staffing companies acquired in 1996. The balance of the increase relates to Whitney which had a record year with revenue in excess of $16 million. Furash experienced a decline in revenue in 1996.

       Consolidated operating income increased $1,480,000 to $2,943,000 for the year ended December 31, 1996, compared to $1,463,000 for the year ended December 31, 1995. The significant increase is attributable to the Company's acquisition of the IC Group and the strong performance of Whitney.

      The Company's operations were not significantly impacted by inflation during the years ended December 31, 1996 and 1995, and it is not anticipated that inflation will have any significant impact on the Company's results of operations for at least the next year.

Human Resource Management

      Revenue from human resource management services increased $42,394,000 to $53,389,000 for the year ended December 31, 1996, from $10,996,000 for the year ended December 31, 1995. The increase in revenue for 1996 is primarily attributable to the acquisitions of the temporary staffing companies. The acquisitions accounted for $37,082,000 of the revenue, while Whitney contributed $16,308,000, an increase of $5,312,000 from last year's revenue of $10,996,000. The increase in Whitney's revenue is due to the strong performance in the financial services industry and the related increase in hiring activities of Whitney's clients.

      Total operating expenses attributable to human resources management services increased $39,764,000 to $49,262,000 for the year ended December 31, 1996, as compared to $9,498,000 for the same period last year. Of the increase, $35,965,000 relates to the staffing companies acquired during the year of which $29,703,000 is the direct cost of revenues relating to wages, taxes and benefits of worksite employees. Whitney's operating expenses increased $3,798,000 to $13,296,000 for the year ended December 31, 1996 as compared to $9,498,000 for the same period last year. The increase, which is primarily in compensation expense, is directly attributable to the increase in revenue.

      Asian operations resulted in an operating loss of $33,000 for 1996, as compared to a loss of $136,000 for 1995. This improvement is attributable entirely to operating income in Japan of $210,000. The Company's offices in Singapore and Hong Kong incurred losses due to start up and related costs.

      Revenue from operations in Europe was $4,557,000 for the year ended December 31, 1996, compared to revenues of $3,327,000 in 1995. The increase was attributable to a strong performance in the financial services sector in Europe. Operating expenses which increased $1,213,000 to $4,522,000 in 1996 compared to $3,309,000 for the same period in 1995 related to the increase in revenue related compensation accruals. Included in the operating expenses of Europe is a management charge from the Company of $302,000 and $349,000 in 1996 and 1995 respectively. Operating income was $35,000 for 1996 compared to operating income after minority interest of $16,000 for 1995.

      Operating income from human resource management services increased $2,629,000 to $4,127,000 for the year ended December 31, 1996, compared to $1,498,000 for the same period in 1995. The increase in operating income can be attributed to an increase in Whitney operating income of $1,515,000 resulting from the increase in revenue and $1,114,000 from the newly acquired staffing companies.

Advisory Services

      Revenues from advisory services offered by Furash declined $688,000 to $3,808,000 for the year ended December 31, 1996 as compared to $4,496,000 for the same period in 1995. The loss of a major client accounted for approximately $596,000 of the decline. In addition, there was a decline in billable hours for certain key consultants involved in the development of new business lines.

      Operating expenses decreased $21,000 to $4,503,000 for the year ended December 31, 1996 compared to $4,524,000 for the same period in 1995. The Company implemented a reorganization plan in the second half of 1996 resulting in a refocusing of the Company's product line and a reduction to the operating expense structure for 1997.

     Furash had an operating loss for the year ended December 31, 1996, of $695,000 compared to operating loss of $28,000 for the same period in 1995. For the second half of 1996 Furash had operating income of $156,000. Management believes that the reorganization plan has been successful and the Company will continue to show improvement throughout 1997.

Liquidity and Capital Resources

      In May 1996, the Company obtained $6,267,000 in additional equity financing through the sale of the Company's Series C and Series D Convertible Preferred Stock. The company also entered into a financing relationship in the form of a $9,000,000 term loan and a $6,000,000 revolving credit facility from ING Capital Corporation. The Company used a portion of this capital for the acquisition of the IC Group and Vogue and for general working capital. The term loan is payable quarterly over a five year term commencing September 30, 1996, and bears interest at the LIBOR rate plus 3.25%. The revolving credit facility bears interest at the prime rate plus 1.25% At December 31, 1996 $8,500,000 was outstanding on the term loan and $3,850,000 was outstanding on the revolving credit facility. The Company is seeking additional financing from ING through an increase in the existing credit facility, in order to complete the pending acquisitions. The term loan and revolving credit facility with ING are secured by substantially all of the assets of the Company.

      Of the funds obtained through the sale of the preferred stock and the financing arrangement, the Company used $12,139,000 for the acquisitions of the IC Group and Vogue and $286,000 for property and equipment.

      Cash  generated from operating activities was  $319,000  in
1996, and management is of the opinion that cash will be available from its operations to meet its operating and capital requirements in 1997, exclusive of pending acquisitions. In 1995 cash used for operating activities was $2,241,000 primarily as a result of the losses attributable to the discontinued operations. The Company had working capital of $1,648,000 at the end of 1996, compared to $1,494,000 at December 31, 1995. Management anticipates that the improvement in working capital will continue in 1997 if the Company's performance continues at present levels. As a result, cash flow from operations in 1997 should be available for meeting payment obligations and working capital needs as they arise.

       Total cash generated from financing activities was $12,542,000 for the year ended December 31, 1996, compared to $3,014,000 generated from financing activities in 1995. Financing activities included the net proceeds from the ING financing arrangement of $12,850,000 and the sale of the Company's preferred stock of $6,267,000, and repayment of loans outstanding prior to the ING financing of $5,675,000.

                  ITEM 7.  FINANCIAL STATEMENTS

      The consolidated financial statements of the Company appear
at   the  end  of  this  report  beginning  with  the  Index   to
Consolidated Financial Statements on page F-1.


    ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
               ACCOUNTING AND FINANCIAL DISCLOSURE

      In September 1996, the accounting firm of Ernst & Young LLP was approved by the Board of Directors of the Company, upon recommendation by the Audit Committee, to serve as independent auditors of the Company for 1996, which was ratified by the stockholders of the Company in November 1996. This change in independent auditors was previously reported in a report on Form 8-k dated September 16, 1996, filed with the Securities and Exchange Commission.

                            PART III

      The information required by each of the Items listed below is incorporated herein by reference to the definitive proxy statement of the Company for the 1997 annual meeting of stockholders, which the Company proposes to file with the Securities and Exchange Commission on or before April 30, 1997:

      Item  9.    Directors,  Executive Officers,  Promoters  and
Control  Persons; Compliance with Section 16(a) of  the  Exchange
Act;

     Item 10.  Executive Compensation;

      Item 11. Security Ownership of Certain Beneficial Owners and Management; and

     Item 12.  Certain Relationships and Related Transactions.

                            ITEM 13.
                EXHIBITS AND REPORTS ON FORM 8-K

      Copies of the following documents are included as exhibits to this report pursuant to Item 601 of Regulation S-B.

Exhibits.

Exhibit     SEC    Ref.  Title of Document                Location
No.         No.
1           (3)(i)       Certificate of Incorporation,    This
                                                          Filing

2           (3)(ii)      By-Laws                          This
                                                          Filing

3           (4)          Certificate of Designation       This
                           of Preferred Stock             Filing


4           (4)          Form of Registration Rights      Initial
                            Agreement with purchasers of  FM S-3
                         Series                           Ex#7
                           D Convertible Preferred Stock
                         (1)
5           (2)          Stock Purchase Agreement dated   Fm8-K
                           April 10, 1996 (2)             Ex#1

6           (2)          Asset Purchase Agreement dated   Fm8-K
                           May 31, 1996 (2)               Ex#2

7           (4)          Credit Agreement dated           Fm8-K
                           May 31, 1996 (2)               Ex#6

8           (4)          Revolving  Note dated  May  31,  Fm8-K
                         1996(2)                          Ex#7

9           (4)          Term Note dated May 31, 1996(2)  Fm8-K
                                                          Ex#8

10          (4)          Security Agreement dated         Fm8-K
                           May 31, 1996(2)                Ex#9

11          (4)          Warrant Agreement dated          Fm8-K
                           May 31, 1996(2)                Ex#10

12          (4)          Registration Rights Agreement    Fm8-K
                           dated May 31, 1996(2)          Ex#11

13          (11)         Computation of Net Income Per    This
                           Common Share                   Filing

14          (21)         Subsidiaries of the Company      This
                                                          Filing
15          (23)         Consent of Ernst & Young LLP     This
                                                          Filing

16          (23)         Consent of Moore Stephens P.C.   This
                                                          Filing
17          (23)         Consent of Kingston Smith,       This
                           Chartered Accountants          Filing

(1) This is the form of the registration rights agreement entered into between the Company and purchasers of the Company's Series D Convertible Preferred Stock, and is incorporated herein by this reference from exhibit no. 7 of the Company's registration statement on Form S-3, SEC File No. 333-08615, filed on July 23, 1996.

(2) Each of these exhibits are included in the Company's current report on Form 8-K, dated May 31, 1996, and filed with the Commission on June 14, 1996, and are incorporated herein by this reference. The reference under the column "Location" is to the exhibit number in the report on Form 8-K.

FORM 8-K FILINGS

None.









                           SIGNATURES

      In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    HEADWAY  CORPORATE RESOURCES,
INC.

                                     By:    Barry   S.   Roseman,
President
                                        (Signature)

      In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated:  March 27, 1997           Gary S. Goldstein (Signature)
                                 Principal   Executive   Officer,
                                 Director

Dated:  March 27, 1997           Barry S. Roseman (Signature)
                                 Principal     Financial      and
                                 Accounting
                                 Officer, Director

Dated:  March 20, 1997           G. Chris Andersen (Signature)
                                 Director

Dated:  March 25, 1997           Edward E. Furash (Signature)
                                 Director

Dated:  March 25, 1997           Ehud D. Laska (Signature)
                                 Director

Dated:  March 24, 1997           Richard B. Salomon (Signature)
                                 Director

                Headway Corporate Resources, Inc.

           Index to Consolidated Financial Statements






                            Contents

Report of Independent Auditors_Ernst & Young LLP         F- 2

Report of Independent Auditors_Moore Stephens P.C        F- 3
Report of Kingston Smith (formerly Letchfords)           F- 4

Consolidated Balance Sheet as of December 31, 1996       F- 6
Consolidated Statements of Operations for the years ended
 December 31, 1996 and 1995                             F- 8
Consolidated  Statements of Stockholders' Equity  for  the  years ended
 December 31, 1996 and 1995                             F- 9
Consolidated Statements of Cash Flows for the years ended
 December 31, 1996 and 1995                             F-13
Notes to Consolidated Financial Statements               F-15

                 Report of Independent Auditors

The Board of Directors and Stockholders
Headway Corporate Resources, Inc.

We have audited the consolidated balance sheet of Headway Corporate Resources, Inc. as of December 31, 1996 and the related consolidated statements of operations, cash flows and stockholders' equity for the year then ended. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Headway Corporate Resources, Inc. at December 31, 1996 and the consolidated results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.




                                                ERNST & YOUNG LLP


New York, New York
March 14, 1997

                  INDEPENDENT AUDITORS' REPORT


To the Stockholders and Board of Directors of Headway Corporate Resources, Inc.


We have audited the accompanying consolidated statements of operations, stockholders' equity, and cash flows of Headway corporate Resources, Inc. and subsidiaries (formerly AFGL International, Inc. and Subsidiaries) for the year ended December 31, 1995. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We did not audit the financial statements of the foreign subsidiary of the Company, which statements reflect total revenues of $3,765,738 for the year ended December 31, 1995. Those statements were audited by other auditors whose report has been furnished to us, an our opinion, insofar as it relates to the amounts included for the foreign subsidiary, is based solely on the report of the other auditors.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit and the report of the other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audit and the report of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of Headway Corporate Resources, Inc. and subsidiaries for the year ended December 31, 1995 in conformity with generally accepted accounting principles.



                              MOORE STEPHENS, P.C.
                              Certified Public Accountants

Cranford, New Jersey
March 27, 1996

                AUDITORS REPORT TO THE DIRECTORS

                      WHITNEY PARTNERS INC.


On 29 August 1996 Letchfords reported, as auditors, to the members of Whitney Group (Europe) Limited on the U.K. financial statements for the year to 31, December 1995. Since this date Letchfords have merged their accountancy practice with that of Kingston Smith.

Letchfords' audit report on the UK financial statements of the Whitney Group (Europe) Limited was as follows:

   We  have  audited the financial statements set out on pages  3 to 10 which have been prepared under the historical cost convention and the accounting policies set out on page 6.

   Respective Responsibilities of Directors and Auditors

   As described on page 1 the company's directors are responsible for the preparation of financial statements. It is our responsibility to form an independent opinion, based on our audit, on those statements and to report our opinion to you.

   Basis of Opinion

   We conducted our audit in accordance with Auditing Standards issued by the Auditing Practices Board. An audit includes examination, on a test basis, of evidence relevant to the amounts and disclosures in the financial statements. It also includes an assessment of the significant estimates and judgments made by the directors in the preparation of the financial statements, and of whether the accounting policies are appropriate to the company's circumstances, consistently applied and adequately disclosed.

   We planned and performed our audit so as to obtain all the information and explanations which we considered necessary in order to provide us with sufficient evidence to give reasonable assurance that the financial statements are free from material misstatement, whether caused by fraud or other irregularity or error. In forming our opinion we also evaluated the overall adequacy of the presentation of information in the financial statements.

   Opinion

   In our opinion the financial statements give a true and fair view of the state of the company's affairs as at 31 December 1995 and of its profit for the year then ended and have been properly prepared in accordance with the provisions of the Companies Act 1985 applicable to small companies.

The above audit report was made on the basis of work undertaken by Letchfords in accordance with U.K. Auditing Standards using
U.K. Accounting Principles.

Letchfords determined that there are no material differences between the U.K. auditing Standards used in conducting their audit and U.S. Generally Accepted Auditing Standards. Additionally, the U.K. Accounting Principles used by Letchfords in preparing the accompanying financial statements are substantially the same as U.S. Generally Accepted Accounting Principles.



KINGSTON SMITH                     105 St. Peters Street
Chartered Accountants              St. Albans
                                   Herts
                                   AL1 3EJ
26 March 1997                      United Kingdom

                Headway Corporate Resources, Inc.

                   Consolidated Balance Sheet

                        December 31, 1996


Assets
Current assets:
Cash and cash equivalents                         $1,008,00
                                                 0
Accounts receivable, trade, net of allowance for
doubtful accounts of $122,000                    12,403,00
                                                 0
Deferred income taxes                             519,000
Prepaid expenses and other current assets         434,000
Total current assets                             14,364,00
                                                 0

Property and equipment, net                      1,589,000

Cash surrender value of officers' life insurance 426,000
Due from related party                           178,000
Intangibles, net of accumulated amortization of   12,028,00
$583,000                                         0
Investment_at cost                                2,368,000
Deferred financing costs                         2,416,000
Deferred income taxes                            734,000
Other assets                                     566,000
Total assets                                     $34,669,0

                Headway Corporate Resources, Inc.

                        December 31, 1996


Liabilities and stockholders' equity
Current liabilities:
Accounts payable and accrued expenses             $3,024,00
                                                0
Line of credit                                  3,850,000
 Capital lease obligations, current portion     87,000
Notes and loans payable, current portion        1,500,000
Accrued payroll                                 3,876,000
Income taxes payable                            379,000
Total current liabilities                       12,716,000

Notes and loans payable, less current portion   7,250,000
Capital lease obligations, less current portion 110,000
Deferred rent                                   1,169,000

Stockholders' equity
Preferred stock_$.0001 par value, 5,000,000
shares authorized, none issued or outstanding   -
Series A, 8% cumulative convertible preferred
stock_$.0001 par value, 2,800 shares
authorized, issued and outstanding (aggregate   700,000
liquidation value $700,000)
Series B, convertible preferred stock_$.0001 par
value, 6,858 shares authorized, issued and
outstanding (aggregate liquidation value        2,400,000
$2,400,000)
Series C, convertible preferred stock_$.0001 par
value, 24 shares authorized, 5 issued and       100,000
outstanding
Series D, convertible preferred stock_$.0001 par
value, 44 shares authorized, 37 issued and      1,850,000
outstanding
Series E, convertible preferred stock_$.0001 par
value, 575,000 shares authorized, none issued   -
and outstanding
Common stock_$.0001 par value, 20,000,000 shares
authorized, 6,301,448 shares issued and         1,000
outstanding
Additional paid-in capital                       8,371,000
Cumulative translation adjustments               80,000
Notes receivable_preferred stock                 (457,000)
Retained earnings                                379,000
Total stockholders' equity                      13,424,000
Total liabilities and stockholders' equity       $34,669,0
                                                00


                     See accompanying notes.

                Headway Corporate Resources, Inc.

              Consolidated Statements of Operations

                                     Year ended December 31
                                        1996        1995
Revenues:
Human resources management            $53,389,0  $10,996,00
                                     00          0
Advisory services                    3,808,000   4,496,000
                                     57,197,000  15,492,000
Operating expenses:
Direct cost of human resources       29,703,000  -
management
General and administrative           23,873,000  13,744,000
Depreciation and amortization         678,000     285,000
                                     54,254,000  14,029,000

Operating income from continuing     2,943,000   1,463,000
operations

Other expenses (income):
Interest expense                     1,157,000   93,000
Interest income                      (96,000)    (75,000)
Other expense, net                    -           12,000
                                      1,061,000   30,000
Income from continuing operations
before income tax expense and        1,882,000   1,433,000
minority interest

Income tax expense (benefit):
Current                               1,269,000   884,000
Deferred                              (569,000)   (320,000)
                                     700,000     564,000

Income from continuing operations     1,182,000   869,000

Discontinued operations :
Loss from operations of discontinued
segment (net of income tax benefit   -           (1,672,000)
of $919,000)
Loss on disposal of segment (net of
income tax benefit of $37,000)       -           (286,000)
(Loss) from discontinued operations   -           (1,958,000)

(Loss) income before minority         -           (1,089,000)
interest
Minority interest in loss of
consolidated subsidiary              -           5,000
Net income (loss)                     1,182,000   (1,084,000)

Deemed dividend on preferred stock    (1,470,000) -
Preferred dividend requirements       (276,000)   (56,000)
Net (loss) available for common        $(564,000) $(1,140,00
stockholders                                     0)

Primary earnings (loss) per common
share:
Continuing operations                 $   (.08)  $    .15
Net income (loss)                     $   (.08)  $   (.20)

Fully diluted earnings (loss)
per common share:
Continuing operations                 $    -     $    .13

                     See accompanying notes.

                Headway Corporate Resources, Inc.

         Consolidated Statements of Stockholders' Equity


                                 Series A         Series B
                                Convertible     Convertible
                              Preferred Stock Preferred Stock
                              Share   Amount  Share   Amount
                                s               s

Balance_December 31, 1994     2,800       $   -            $
                                     700,000         -
Issuance of preferred stock    -      -        6,858  2,400,000
Preferred stock dividends_
$20 per share                 -      -        -      -
Translation Adjustments        -      -        -      -
Net (loss) for the year        -      -        -      -
Balance_December 31, 1995     2,800  700,000  6,858  2,400,000
Issuance of preferred stock    -      -        -      -
Conversion of preferred stock  -      -        -      -
Change in par value            -      -        -      -
Retirement of treasury stock   -      -        -      -
Repayment of loan to purchase
stock                         -      -        -      -
Warrants issued in connection
with financing transactions   -      -        -      -
Expenses incurred in
connection with equity        -      -        -      -
transactions
Preferred stock dividends      -      -        -      -
Translation adjustments        -      -        -      -
Net income for the year        -      -        -      -
Balance_December 31, 1996     2,800       $   6,858        $
                                     700,000         2,400,000

                Headway Corporate Resources, Inc.

                                  Series C           Series D
                                 Convertible       Convertible
                               Preferred Stock   Preferred Stock
                              Shares   Amount   Shares    Amount
Balance_December 31, 1994     -             $   -       $      -
                                      -
Issuance of preferred stock    -       -         -       -
Preferred stock dividends_
$20 per share                 -       -         -       -
Translation Adjustments        -       -         -       -
Net (loss) for the year        -       -         -       -
Balance_December 31, 1995     -       -         -       -
Issuance of preferred stock    150     3,000,000 80      4,000,000
Conversion of preferred stock  (145)   (2,900,00 (43)    (2,150,00
                                      0)                0)
Change in par value            -       -         -       -
Retirement of treasury stock   -       -         -       -
Repayment of loan to purchase
stock                         -       -         -       -
Warrants issued in connection
with financing transactions   -       -         -       -
Expenses incurred in
connection with equity        -       -         -       -
transactions
Preferred stock dividends      -       -         -       -
Translation adjustments        -       -         -       -
Net income for the year                -           -     -
Balance_December 31, 1996     5             $   37      $1,850,0
                                      100,000           00

                Headway Corporate Resources, Inc.

                              Notes
                            Receivable
                            Preferred                    Addition
                              Stock       Common Stock      al
                                                          Paid-in
                              Amount     Shares  Amount   Capital
Balance_December 31, 1994         $     4,597,35  $46,00         $
                            -           8         0       2,592,00
                                                         0
Issuance of preferred stock              -         -       -
Preferred stock
dividends_$20 per share     -           -         -       -
Translation Adjustments      -           -         -       -
Net (loss) for the year      -           -         -       -
Balance_December 31, 1995   -           4,597,35  46,000  2,592,00
                                       8                 0
Issuance of preferred stock  -           -         -       -
Notes receivable for
preferred stock             (507,000)   -         -       -
Conversion of preferred      -           1,818,05  -       5,178,00
stock                                   0                 0
Change in par value          -           -         (45,00  45,000
                                                 0)
Retirement of treasury stock -           (113,960  -       (577,000
                                       )                 )
Repayment of loan to
purchase stock              50,000      -         -       -
Warrants issued in
connection with financing   -           -         -       1,867,00
transactions                                             0
Expenses incurred in
connection with equity      -           -         -       (734,000
transactions                                             )
Preferred stock dividends    -           -         -
Translation adjustments      -           -         -
Net income for the year      -           -         -
Balance_December 31, 1996         $     6,301,44      $          $
                            (457,000)   8         1,000   8,371,00
                                                         0

                Headway Corporate Resources, Inc.

                            Cumulativ  Retained     Total
                                e      Earnings   Stockholder
                            Translati                s'
                                on
                            Adjustmen  (Deficit)   Equity
                                t

Balance_December 31, 1994   $78,000           $          $
                                       614,000    4,030,000
Issuance of preferred stock  -          -          2,400,000
Preferred stock
dividends_$20 per share     -          (56,000)   (56,000)
Translation Adjustments      12,000     -          12,000
Net (loss) for the year      -          (1,085,00  (1,085,00
                                       0)         0)
Balance_December 31, 1995   90,000     (527,000)  5,301,000
Issuance of preferred stock  -          -          7,000,000
Notes receivable for
preferred stock             -          -          (507,000)
Conversion of preferred      -          -          128,000
stock
Change in par value          -          -          -
Retirement of treasury stock -          -          (577,000)
Repayment of loan to
purchase stock              -          -          50,000
Warrants issued in
connection with financing   -          -          1,867,000
transactions
Expenses incurred in
connection with equity      -          -          (734,000)
transactions
Preferred stock dividends    -          (276,000)  (276,000)
Translation adjustments      (10,000)   -          (10,000)
Net income for the year      -          1,182,000  1,182,000
Balance_December 31, 1996   $80,000           $          $
                                       379,000    13,424,00
                                                  0



See accompanying notes.

                Headway Corporate Resources, Inc.

              Consolidated Statements of Cash Flows


                                       Year ended December
                                               31
                                        1996       1995
Operating activities
Income from continuing operations            $    $874,000
                                      1,182,000
Adjustments to reconcile income from
continuing operations to net cash
provided by (used for) operating
activities:
Minority interest in (loss) of
consolidated subsidiary               -         (5,000)
Depreciation and amortization          1,099,000 285,000
Deferred income taxes                  (569,000) (320,000)
Noncash compensation                   -         130,000
Changes in assets and liabilities:
Accounts receivable                    (4,163,00 (2,072,000
                                      0)        )
Prepaid expenses and other current     622,000   (396,000)
assets
Other assets                           (329,000) 50,000
Accounts payable and accrued          347,000   823,000
expenses
Accrued payroll                       2,092,000 (904,000)
Income taxes payable                  (1,000)   138,000
Deferred rent                         39,000    1,118,000
Net cash_continuing operations        319,000   (279,000)
(Loss) from discontinued operations             (1,958,000
                                                )
Adjustments to reconcile (loss) from
discontinued operations to net cash
(used for) by operating activities:
Loss on asset disposals               -         286,000
Depreciation and amortization         -         555,000
Net change in assets and liabilities  -         (845,000)
Net cash_discontinued operations      -         (1,962,000
                                                )
Net cash provided by (used in)
operating activities                  319,000   (2,241,000
                                                )

Investing activities
Expenditures for property and         (286,000) (1,456,000
equipment                                       )
Repayment from employees               50,000    (50,000)
Advances to employees                 (257,000) 192,000
Due from related parties              (167,000) (32,000)
Cash acquired through acquisitions     -         311,000
Cash paid for acquisitions            (12,139,0 -
                                      00)
Increase in cash surrender value
of officers life insurance            (107,000) (77,000)
Net cash (used in) investing          (12,906,0 (1,112,000
activities                            00)       )

                Headway Corporate Resources, Inc.

                                     Year ended December 31
                                        1996       1995
Financing activities
Cash pledged                                  $  $ 500,000
                                     85,000
Net change in revolving credit line   -          325,000
Proceeds from notes                   12,850,000 2,500,000
Repayment of notes                    (5,675,000 (154,000)
                                     )
Payment of capital lease obligations  (72,000)   (101,000)
Payments of loan acquisition fees     (857,000)  -
Sale of preferred stock              6,267,000  -
Cash dividends paid                  (56,000)   (56,000)
Net cash provided by financing       12,542,000 3,014,000
activities

Effect of exchange rate changes on
cash and cash equivalents            (10,000)   12,000

(Decrease) in cash and cash          (55,000)   (327,000)
equivalents
Cash and cash equivalents at
beginning of year                    1,063,000  1,390,000
Cash and cash equivalents at end of           $  $1,063,00
year                                 1,008,000  0

Supplemental disclosures of cash
flow information
Cash paid during the years for:
Interest                                      $  $  79,000
                                     736,000
Income taxes                                  $  $ 349,000
                                     1,043,000

    Supplemental schedule of noncash investing and financing
                           activities

In  December 1996, an officer and a former employee sold  113,960 shares of common stock valued at $577,000 to the Company, which was used to reduce amounts due to the Company from these individuals.

Effective January 1995, the Company issued 6,858 shares of Series
B convertible preferred stock valued at $2,400,000 in connection with the acquisition of Furash and Company, Inc.

During 1995, the Company acquired $539,000 of equipment through financing arrangements of which $247,000 related to continuing operations.



See accompanying notes.

                Headway Corporate Resources, Inc.

           Notes to Consolidated Financial Statements

                        December 31, 1996




1. Organization

Headway Corporate Resources, Inc. (formerly AFGL International, Inc.) and its wholly-owned subsidiaries, Whitney Partners, Inc. and its United Kingdom and Asian subsidiaries ("WPI"), Furash & Company, Inc. ("FCI"), and Headway Corporate Staffing Services, Inc. ("HCSSI"), and its wholly-owned subsidiaries, Irene Cohen Temps ("ICT"), Corporate Staffing Alternatives ("CSA"), Certified Technical Staffing ("CTS"), and Headway Personnel, Inc. d.b.a. Irene Cohen Personnel, Inc. ("ICP"), (collectively referred to as the "Company") provide a wide range of human resource management and advisory services. WPI is engaged in providing human resource management, primarily in the financial services market, with offices and principal markets in New York, London, Tokyo and Hong Kong. FCI is engaged in providing management and consulting advisory services, primarily to the financial services market, throughout the United States, through its office in Washington, D.C. HCSSI provides temporary and permanent staffing and related services, primarily in the New York, New Jersey and Connecticut tri-state area, through its office in New York City.

Effective January 1, 1996, the Company disposed of substantially all of the operating assets of its subsidiary AFGL Inc. The disposal of the subsidiaries' operating assets was reflected as discontinued operations as of December 31, 1995. At December 31, 1995, the Company owned 76.58% of the United Kingdom subsidiary of WPI. Effective January 1, 1996, WPI acquired the remaining minority interest in its United Kingdom subsidiary.

Through its newly formed subsidiary, HCSSI, the Company purchased all of the capital stock of ICT, CSA, and CTS and certain assets of ICP in May 1996 and certain assets from another temporary staffing agency in October 1996.

2. Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of Headway Corporate Resources, Inc. and its subsidiaries after elimination of all intercompany accounts and transactions.

                Headway Corporate Resources, Inc.

2. Summary of Significant Accounting Policies (continued)

Recognition of Income

WPI's services are primarily engaged on a retainer basis. Income from retainer contracts, which provide for periodic billings over periods of up to one year, is recognized as earned based on the terms of the contract.

FCI recognizes revenue when services are performed.

Temporary staffing revenue is recognized when the temporary personnel perform the related services and revenue from permanent placement services is recognized when the placement is employed.

Cash Equivalents

Cash   equivalents  are  comprised  of  certain   highly   liquid
investments with a maturity of three months or less when purchased.

Property and Equipment

Property and equipment are stated at cost. Depreciation is computed utilizing straight-line and accelerated methods over the estimated useful lives of the assets which range from three to seven years. Leasehold improvements are amortized utilizing the straight-line method over the leaseholds' useful life or the term of the lease, whichever is less.

Deferred Rent

The Company leases premises under leases which provide for periodic increases over the lease term. Pursuant to Statement of Financial Accounting Standard No. 13, "Accounting for Leases," the Company records rent expense on a straight-line basis. The effect of these differences is recorded as deferred rent.

Deferred Taxes

The Company provides for deferred taxes pursuant to Statement  of
Financial  Accounting  Standard No. 109, "Accounting  for  Income
Taxes,"   which  requires  the  recognition  of  deferred   taxes
utilizing the liability method.

                Headway Corporate Resources, Inc.

2. Summary of Significant Accounting Policies (continued)

Cumulative Translation Adjustments

Balance sheet accounts of WPI's United Kingdom and Asian subsidiaries are translated using year end exchange rates. Statement of operations accounts are translated at monthly average exchange rates. The resulting translation adjustment is recorded as a separate component of stockholders' equity.

Goodwill

Goodwill is amortized utilizing the straight-line method over a period of 20 years. The Company periodically evaluates the carrying value and the periods of amortization of goodwill based on the current and expected future non-discounted income from operations of the entities giving rise to the goodwill to determine whether events and circumstances warrant revised estimates of carrying value or useful lives.

Deferred Financing Costs

Deferred financing costs are amortized utilizing the straight-line method over the term of the related debt.

Earnings Per Share

Primary earnings per share of common stock are based on the weighted average number of common shares outstanding for each period presented. Common stock equivalents are included if dilutive. Fully diluted earnings per share of common stock amounts are based on an increased number of shares that would be outstanding assuming conversion of the convertible preferred stock at the highest potential conversion rate. Net income has been adjusted for the dividend requirements on the convertible preferred stock. The number of shares used in the computation of primary earnings per share was 6,643,326 and 5,610,048 at December 31, 1996 and 1995, respectively. The number of shares used in the computation of fully diluted earnings per share was 6,942,464 at December 31, 1995.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk include cash and cash equivalents and accounts receivable arising from its normal business activities. The Company places its cash and cash equivalents with high credit quality financial institutions.

                Headway Corporate Resources, Inc.

2. Summary of Significant Accounting Policies (continued)

The Company believes that its credit risk regarding accounts receivable is limited due to the large number of entities comprising the Company's customer base. In addition, the Company routinely assesses the financial strength of its customers, and based upon factors surrounding the credit risk of its customers, establishes an allowance for uncollectible accounts, where appropriate and, as a consequence, believes that its accounts receivable credit risk exposure is limited.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Stock Based Compensation

The Company accounts for its stock-based compensation plans using the  provision  of  Accounting Principles Board  Opinion  No.  25
"Accounting for Stock Issued to Employees" ("APB 25").

In 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation ("SFAS 123")." Under the provisions of SFAS 123, companies can elect to account for stock-based compensation plans using a fair-value based method or continue measuring compensation expense for those plans using the intrinsic value method prescribed in APB 25. SFAS 123 requires that companies electing to continue using the intrinsic value method make pro forma disclosures of net income and earnings per share as if the fair-value based method of accounting had been applied. The Company has elected to account for stock based compensation in accordance with the provisions of APB 25. See
Note 9.

                Headway Corporate Resources, Inc.

3. Property and Equipment

Property and equipment at December 31, 1996 consist of the following:

 Leasehold improvements                           $ 665,000
 Furniture and fixtures                           747,000
 Office and computer equipment                    1,305,000
                                                  2,717,000
 Less accumulated depreciation and amortization   (1,128,000
                                                  )
                                                  $1,589,00
                                                  0

4. Due from Related Parties and Related Party Transactions

Due  from  related  party  represents the  balance  ($178,000  at
December 31, 1996) due from the Chairman from a loan of $1,066,000. This loan bears interest at 6.53% per annum, with principal due in $100,000 annual installments from May 1, 1994 through 2003, and is stated net of a $750,000 reserve. Interest on this loan and other advances to the Chairman were repaid in 1996 with the proceeds received by the Chairman upon the sale of shares of the company's common stock back to the Company. Interest paid to the Company amounted to $63,000 and $12,000 for the years ended December 31, 1996 and 1995, respectively.

A director of the Company is an employee of an entity that provides financial advisory services to the Company. Total amounts paid to this entity in 1996 and 1995 for such services amounted to $582,500 and $80,000, respectively. In addition, for services provided in 1996, this entity received warrants to purchase 240,000 shares of common stock at $4.25 per share. Such warrants were valued at $270,000. Financial advisory services provided in 1996 related to the Company's equity and debt financings and, accordingly, these expenses were allocated between share issuance expenses ($160,000) and financing expenses ($110,000).

During  the  year  ended  December 31,  1996,  the  Company  paid
approximately   $246,000   and   $286,000,   respectively,    for
professional and consulting services to related parties.

                Headway Corporate Resources, Inc.

5. Credit Facilities

Under the terms of a credit agreement entered into with ING U.S. Capital Corporation ("ICC") on May 31, 1996, the Company received a revolving line of credit of $6,000,000 and a term loan of $9,000,000. In connection with this financing arrangement, the Company granted to ICC a Series E Warrant to purchase 575,000 shares of Series E Convertible Preferred Stock of the Company at $.02 per share exercisable at any time through May 31, 2004. At December 31, 1996, such warrants could be converted into approximately 572,000 shares of common stock. The Series E Warrant was valued by an independent appraiser at $1,757,000 and is being amortized over the period of the term loan.

The revolving line of credit is due on demand and bears interest at the bank's prime rate plus 1-1/4% per annum (9.5% at December 31, 1996). The term loan requires quarterly installments of principal and interest through June 2001 and bears interest at LIBOR plus 3-1/4% per annum (8.87% at December 31, 1996).

Substantially all assets of the Company have been pledged as collateral for this agreement. The agreement places limits on annual capital expenditures and requires the Company to meet certain financial ratios, as defined. In addition, ICC has issued a letter of credit under the line of credit for $200,000 in connection with an operating lease agreement entered into by the Company.

Annual maturities of the term loan as of December 31, 1996 are as follows:

 Fiscal year:
 1997               $1,250,00
                    0
 1998               1,650,000
 1999               1,950,000
 2000               2,350,000
 2001               1,300,000
                    $8,500,00
                    0

In connection with the Company's May 31, 1996 acquisition the Company assumed a loan, which had a $250,000 balance at December
31, 1996. This loan bears interest at 8.25% per annum and is due in December 1997.

At December 31, 1995 the Company had outstanding borrowings, with interest rates varying from prime plus 1% to prime plus 2%, aggregating $2,552,000, all of which were repaid during 1996.

                Headway Corporate Resources, Inc.

6. Acquisitions

In January 1995, the Company completed the acquisition of FCI, exchanging 6,858 shares of Series B convertible preferred stock for all of the capital stock of FCI. The 6,858 shares of Series B convertible preferred stock are convertible into a minimum of 628,600 shares and a maximum of 685,744 shares of the Company's common stock, and were valued at $2,400,000. Goodwill resulting from the transaction was $1,784,000.

On May 31, 1996, the Company acquired all of the capital stock of ICT, CSA and CTS and certain assets of ICP for cash of $9,230,000 plus $500,000, payable based upon future earnings derived from the use of the assets acquired. The purchase price for the capital stock, including transaction expenses of $491,000, exceeded net assets acquired, resulting in goodwill of $6,651,000.

The pro forma unaudited consolidated results of operations for the years ended December 31, 1996 and 1995 assuming consummation of the above-mentioned transactions as of the beginning of the periods are as follows:

                                    Year ended December
                                            31
                                      1996       1995

  Total revenue                    $80,325,0  $54,345,00
                                   00         0
  Net income                       1,346,000  887,000
  Net (loss) applicable to common  (204,000)  (580,000)
   shareholders
  Net (loss) per share             (.02)      (.07)

In October 1996, the Company purchased certain assets of another temporary staffing agency for cash of $2,418,000, including transaction expenses of $18,000 of which $280,000 was allocated to a covenant not-to-compete. Goodwill resulting from this transaction amounted to $2,118,000. The convent not-to-compete is being amortized over four years. This acquisition was not significant to the results of operations of the Company.

The aforementioned acquisitions have been accounted for as purchases and have been included in the Company's operations from the dates of the respective purchases.

                Headway Corporate Resources, Inc.

7. Stockholders' Equity

The Company has outstanding, 2,800 shares of Series A 8% cumulative convertible preferred stock. Each share of Series A preferred stock is convertible into 476 shares of common stock of which 125 shares were convertible in August 1996 and the balance is convertible in August 1997. The Company has the right to redeem the preferred stock at a price equal to the liquidation preference of $250 per shares at any time prior to conversion.

In 1995, 6,858 shares of Series B convertible preferred stock were issued for all of the capital stock of FCI. The Series B preferred stock is convertible into a minimum of 628,600 shares and a maximum of 685,744 shares of common stock and participates fully with the common stock in all dividends.

In April 1996, the Company issued 150 shares of Series C 8% convertible preferred stock for $3,000,000 under Regulation S of the Securities Act. The Series C preferred stock is convertible to common stock of the Company at lesser of $4.558125 or 80% of the market price of Company's common stock. At December 31, 1996, the holders of 145 shares of Series C preferred stock had converted their shares into common stock. Warrants to purchase 240,000 shares of common stock at $4.25 per share were issued to related parties for services rendered in connection with this transaction.

In June 1996, the company completed a private placement of 80 shares of Series D 8% convertible preferred stock for $4,000,000. The Series D preferred stock is convertible to common stock of the Company at lesser of $5.21065 or 80% of the market price of the Company's common stock. In addition, on conversion, the holders of Series D convertible preferred stock are entitled to receive a warrant to purchase one share of common stock at an exercise price of $4.25 per share, for every four shares of common stock issued upon conversion. The guaranteed discount on conversion ($1,000,000) and, the valuation of warrants to be issued upon conversion which amounted to $470,000 (based on an independent appraisal), was deemed to be a dividend for purposes of calculating net income available to common stockholders.
Accordingly, a deemed dividend of $1,470,000 was recorded and shown as a reduction to earnings available to common shareholders. At December 31, 1996, the holders of 43 shares of Series D preferred stock had converted their shares into common stock, and warrants to purchase 184,470 shares at $4.25 per share were issued.

                Headway Corporate Resources, Inc.

7. Stockholders' Equity (continued)

On November 6, 1996, the stockholders of the Company approved a change in the state of incorporation of the Company from Nevada to Delaware through a merger of the Company (then AFGL International, Inc., a Nevada corporation) into Headway Corporate Resources, Inc., a Delaware corporation formed for that purpose. In the merger, all outstanding capital shares have exchanged on a one share for one share basis, and the only change in the capital of the Company was reduction of the par value for all capital shares to $.0001 per share. The accompanying financial statements give retroactive effect to this transaction.

In December 1996, an officer and a former employee of the Company sold 113,960 shares of common stock at the then current market price of $577,000 to the Company. Such amount was used to reduce amounts due to the Company from these individuals. The shares purchased by the Company were retired in 1996.

In May 1996, the Company loaned a total of $507,000 to ten employees and certain directors of the Company at 8% interest per annum payable quarterly over a term of five years. The funds were used by the employees and directors to purchase a total of 2,170 shares of the Company's Series A Convertible Preferred Stock from the then current Series A Convertible Preferred stockholder. The loans are collateralized by the Series A Stock purchased and additional assets with a value in excess of the principal amount of each loan.

In  April  1996, the Company issued warrants to purchase  200,000 shares of common stock at $3.50 per share as consideration for services rendered in connection with equity financing obtained by Company and investor relations services.

At December 31, 1996 approximately 8,194,000 shares of common stock have been reserved for future issuance upon conversion of preferred stock and exercise of options and warrants as follows:

Conversion of Series A Preferred Stock           1,333,000
Conversion of Series B Preferred Stock           686,000
Conversion of Series C Preferred Stock           27,000
Conversion of Series D Preferred Stock           500,000
Warrants issued and issuable upon conversion of
 Series D Preferred Stock                        310,000
Series E Warrants                                572,000
Stock Incentive Plan                             3,772,000
Other Warrants                                   994,000
                                                 8,194,000

                Headway Corporate Resources, Inc.

8. Income Taxes

The components of income before income taxes consists of the following:

                                       December 31
                                    1996        1995

   Domestic                      $1,843,000  $1,422,000
   Foreign                       39,000      11,000
                                 $1,882,000  $1,433,000

Income tax expense from continuing operations consists of the following:

                                       December 31
                                    1996        1995
   Current:
   Domestic                      $1,231,000  $ 851,000
   Foreign                       38,000      33,000
                                 1,269,000   884,000
   Deferred (benefit):
   Domestic                      (569,000)   (320,000)
   Foreign                       -           -
   Total deferred (benefit)      (569,000)   (320,000)
                                 $ 700,000   $ 564,000

As of December 31, 1996 the Company has available, federal net operating loss carryovers of approximately $569,000. Such net operating loss carryovers are limited to usage, as a result of ownership changes, to approximately $67,000 per year which will begin to expire in 2004. In addition, the Company has state and local net operating loss carryovers of approximately $2,500,000 expiring through 2011.

                Headway Corporate Resources, Inc.

8. Income Taxes (continued)

The components of deferred tax assets and liabilities are as follows:

                                       December 31
                                     1996        1995
   Deferred tax assets:
   Net operating loss             $495,000             $
                                              330,000
   Goodwill                       -           121,000
   Deferred charges               828,000     517,000
   Reserves                       362,000     282,000
   Gross deferred tax assets      1,685,000   1,250,000
   Valuation allowance            (193,000)   (262,000)
                                  1,492,000   988,000
   Deferred tax liabilities:
   Property and equipment         (80,000)    (8,000)
   Intangibles                    (28,000)    (93,000)
   Cash to accrual adjustments    (131,000)   (203,000)
                                  (239,000)   (304,000)
                                  $1,253,0             $
                                  00          684,000

The Company recorded a reduction in its valuation allowance of $69,000 during the year ended December 31, 1996 because it anticipates sufficient income from operations to realize its deferred tax asset in the future. The change in valuation allowance amounted to $237,000 for the year ended December 31,1995.

A reconciliation of the statutory Federal income tax rate to the effective rates is as follows:

                                             December 31
                                             1996    1995

   Statutory rate                           34.0%   34.0%
  State  and local income taxes  (net  of
   federal tax benefit)                     23.0%    3.5
   Deferred tax benefit (net)              (20.0%)    -
   Other                                      -      1.9
   Effective tax rate                       37.0%   39.4%

                Headway Corporate Resources, Inc.

9. Stock Incentive Plan

On October 20, 1993, the Company adopted its Stock Incentive Plan ("Plan"). The Plan provides for the grant of awards in the form of options to purchase shares of common stock. The maximum number of shares issuable under the Plan was 5,000,000, but was subject to reductions based upon the failure to achieve specified income levels. Pursuant to those provisions, the number of shares issuable was reduced to 3,771,567. The Plan provides for the granting of stock options, stock appreciation rights and stock awards. Stock options intended to be incentive stock options will be granted at prices equal to at least market price on the date of the grant. A summary of the activity in the Plan is as follows:

                                    Number      Weighted
                                  of Shares      Average
                                                Exercise
                                                  Price

Outstanding at December 31, 1994  607,750        $2.81
Granted                           210,000     2.99
Canceled                          (224,250)   2.90
Outstanding at December 31, 1995  593,500     2.86
Granted                           719,950     3.28
Canceled                          (92,503)    2.85
Outstanding at December 31, 1996  1,220,947   3.12

 Exercisable   at  December   31, 127,833     2.82
 1995
 Exercisable at December 31,1996  374,225     2.74

In connection with the acquisition of FCI, the Company established the Furash Stock Incentive Plan which provided for the issuance of up to 171,432 shares of common stock in a form to be determined by the FCI committee. A maximum of 42,858 shares per year for four years may be issued, provided certain revenue criteria are met. For the year ended December 31, 1995, 65,000 options were issued in lieu of shares. No shares were earned in 1996.

                Headway Corporate Resources, Inc.

9. Stock Incentive Plan (continued)

Stock Based Compensation

Pro forma information regarding net income and earnings per share is required by SFAS 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of SFAS 123. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1995 and 1996:

           Assumption                1996     1995

Risk-free rate                         6.6%     6.6%
Dividend yield                       0%       0%
Volatility factor of the expected
market price of the Company's         .5       .5
common stock
Average life                         3 years  3 years

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options and stock appreciation rights.

For purposes of pro forma disclosures, the estimated fair value of the options and stock appreciation rights is amortized to expense over the vesting period of the options and stock appreciation rights. The Company's pro forma information follows:

                                   1996       1995

  Pro forma net (loss)           $(897,0   $(1,173,
                                 00)       000)
  Pro   forma  net  (loss)  per  $         $
  share                          (.13)     (.21)

                Headway Corporate Resources, Inc.

9. Stock Incentive Plan (continued)

The  weighted  average fair value of options granted  during  the years  ended  December  31, 1996 and 1995 were  $1.32  and  $1.20 respectively. The weighted-average remaining contractual life of options exercisable at December 31, 1996 is 8.1 years.

10. Leases

The Company leases office space under operating leases which expire through 2009. The leases provide for additional rent based on increases in operating costs and real estate taxes. The Company also leases equipment under capital leases expiring at various times through 1999.

Future   minimum   lease  payments  under  capital   leases   and
noncancelable operating leases (shown net of $537,000 of sublease income per annum through 2000) with remaining terms of one year or more are as follows at December 31, 1996:

                                      Capital    Operating
                                       Leases      Leases

1997                                 $103,000   $1,209,000
1998                                 98,000     1,367,000
1999                                 20,000     1,319,000
2000                                 -          1,396,000
2001                                 -          1,944,000
Thereafter                           -          11,100,000
Total minimum lease payments         221,000    $18,335,000
Less amounts representing interest   24,000
 Present value of net minimum  lease $197,000
 payments
 Less current portion                87,000
 Long-term portion                   $110,000

                Headway Corporate Resources, Inc.

10. Leases (continued)

Included in property and equipment at December 31, 1996 are assets recorded under capital lease with a cost of $329,000 and accumulated depreciation and amortization of $126,000. Amortization of assets recorded under capital leases is included with depreciation expense.

Rent  expense, including escalation charges, for the years  ended
December 31, 1996 and 1995 was $1,524,000 (net of sublease income of $628,000) and $930,000 (net of sublease income of $49,000), respectively.

11. Retirement Plan

The Company's 401(k) Plan, covering substantially all its domestic employees, requires the Company to make matching contributions equal to 25% of the employees' contributions. Company contributions into the plan, which have been charged to operations, totaled $55,000 and $65,000 for the years ended December 31, 1996 and 1995, respectively. In addition, the Company has another 401 (k) plan for employees of HCSSI and its subsidiaries. No contributions were made to this plan.

12. Commitments and Contingencies

The Company has long-term employment agreements with certain officers and employees providing for base compensation and bonuses, as defined. The base compensation related to such agreements are as follows: $1,678,000 (1997); $1,678,000 (1998);
$807,000 (1999); $578,000 (2000) and $241,000 (2001).

In addition, certain officers and employees are entitled to bonuses if certain revenue and profitability targets are met.
Such  bonuses  amounted to $859,000 and $0 for  the  years  ended
December 31, 1996 and 1995, respectively.

13. Major Customer

For the year ended December 31, 1996, the Company had one customer which accounted for 11% of revenues.

                Headway Corporate Resources, Inc.

14. Segment and Geographic Information

In  1996,  the  Company's  operations  are  classified  into  two
industry   segments;  human  resource  management  and   advisory
services. The following is a summary of segment and geographic information:

                       United     Europe      Asia    Consolidat
                       States                             ed
Revenue:
Human resource
management           $47,742,0  $          $1,090,0    $53,389,0
                     00         4,557,000  00         00
Advisory services     3,808,000  -          -          3,808,000
Totals                51,550,00  4,557,000  1,090,000  57,197,000
                     0

Income (loss) from
operations:
Human resource
management           4,127,000  35,000     (33,000)   4,129,000
Advisory services     (695,000)  -          -          (695,000)
Corporate             (491,000)  -          -          (491,000)
Totals                2,941,000  35,000     (33,000)   2,943,000

Other expense         1,065,000  (4,000)    -          1,061,000
(income)
Income before income
tax expense          1,876,000  39,000     (33,000)   1,882,000

Identifiable assets:
Human resource        24,700,00  1,642,000  143,000    26,485,000
management           0
Advisory services     2,257,000  -          -          2,257,000
Corporate             5,927,000  -          -          5,927,000
Totals                32,884,00  1,642,000  143,000    34,669,000
                     0

Depreciation and
amortization:
Human resource
management           462,000    49,000     3,000      514,000
Advisory services     164,000    -          -          164,000
Corporate             421,000    -          -          421,000
Totals                1,047,000   49,000    3,000      1,099,000

Capital expenditures:
Human resource        116,000    51,000     -          167,000
management
Advisory services     119,000    -          -          119,000
Totals                         $ $ 51,000    $     -   $ 286,000
                     235,000

                Headway Corporate Resources, Inc.

14. Segment and Geographic Information (continued)

In 1995, the Company's continuing operations were comprised of two industry segments: human resource management and advisory services. The Company's marketing/communications segment was discontinued on December 15, 1995 and is not presented in the following summary. The following is a summary of geographic information:

                        United
                       States     Europe      Asia     Consolida
                                                          ted
Revenue:
Human resource
management                  $   $3,327,0   $1,183,0          $
                     6,486,000  00         00          10,996,00
                                                       0
Advisory services     4,496,000  -          -           4,496,000
Totals                10,982,00  3,327,000  1,183,000   15,492,00
                     0                                 0

Income (loss) from
operations:
Human resource
management           1,618,000  16,000     (136,000)   1,498,000
Advisory services     (28,000)   -          -           (28,000)
Corporate             (7,000)    -          -           (7,000)
Totals                1,583,000  16,000     (136,000)   1,463,000

Other expenses        -          -          -           30,000
(income)
Income before income
tax expense          -          -          -           1,433,000

Identifiable assets:
Human resource
management           5,114,000  1,101,000  202,000     6,417,000
Advisory services     1,314,000  -          -           1,314,000
Corporate             2,043,000  -          -           2,043,000
Totals                8,471,000  1,101,000  202,000     9,774,000

Depreciation and
amortization:
Human resource
management           68,000     63,000     6,000       137,000
Advisory services     148,000    -          -           148,000
Totals                216,000    63,000     6,000       285,000
Capital expenditures:
Human resource
management           977,000    79,000     -           1,056,000
Advisory services     129,000    -          -           129,000
Totals                       $   $ 79,000   $      -          $1,185,000
                     1,106,000

                Headway Corporate Resources, Inc.

15. Discontinued Operations

On December 15, 1995, the Company adopted a formal plan to discontinue its marketing communications segment which the Company operated through its subsidiary, AFGL. The marketing communications segment conducted their operations primarily in the New York City and San Francisco areas. The decision to discontinue the segment was precipitated by the inability to attain profitable operations. The Company entered into an agreement to exchange substantially all of the subsidiary's operating assets to Citigate Communications Group Limited ("Citigate") for an 18.3% interest in Citigate valued at $2,368,000 and the assumption by Citigate of $9,191,000 in liabilities. The exchange was consummated in March 1996 retroactive to January 1, 1996. Net sales of the segment for the years ended December 31, 1996 and 1995 were $0 and $5,990,000, respectively. This amount is not included in net sales in the statement of operations.

16. Subsequent Events

In March 1997, Citigate was acquired by Incepta Group, plc. ("Incepta"), a United Kingdom public company. The Company received 13,653,926 shares of Incepta in exchange for its investment in Citigate. An additional 7,072,307 shares of Incepta is receivable in May 1998 if Incepta meets certain earnings targets. The Company sold 4,951,930 shares for approximately $1,643,000 in March 1997. The gain from this transaction will be recognized in 1997.