Form 10QSB
period 1997-03-31
HEADWAY CORPORATE RESOURCES INC
filed 1997-05-15
CIK 914435

13

           U.S. SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C.  20549

                         FORM 10-QSB

      [  X ]     QUARTERLY REPORT PURSUANT TO SECTION 13  OR
15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 1997

      [    ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR
15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from        to

                 Commission File No. 0-23170

              HEADWAY CORPORATE RESOURCES, INC.
(Exact name of small business issuer as specified in its charter)


          DELAWARE                                   75-2134871
    (State of other jurisdiction                   (IRS Employer
of incorporation or organization)                Identification No.)

         850 Third Avenue, New York, New York 10022
          (Address of principal executive offices)

                       (212) 508-3560
                 (Issuer's telephone number)

(Former name, address and fiscal year, if changed since last report)

Check whether the issuer (1) has filed all reports required
to be filed by Section 13 or 15(d) of the  Exchange  Act
during the preceding 12 months (or for such shorter period
that the issuer was required to file such reports), and (2)
has been subject to such filing requirements for the past
90 days.  Yes  [ X ]   No [    ]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:
Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d)
of  the  Exchange  Act  subsequent to the  distribution  of
securities under a plan confirmed by a court.  Yes   [    ]
No [    ]

APPLICABLE ONLY TO CORPORATE ISSUERS:
State the number of shares outstanding of each of the issuerOs classes of common equity, as of the latest practicable date: 6,900,403 shares of common stock.

                         FORM 10-QSB
     HEADWAY CORPORATE RESOURCES, INC. AND SUBSIDIARIES

                            INDEX
                                                        Page
PART I.   Financial Information

          Financial Statements

          Unaudited Consolidated Balance Sheet-
          March 31, 1997                                   3

          Unaudited Consolidated Statements of Operations
          Three Months Ended March 31, 1997 and 1996       5

          Unaudited Consolidated Statements of Cash Flows
          Three Months Ended March 31, 1997 and 1996       6

          Notes to Consolidated Financial Statements       7

          Management's Discussion and Analysis of Financial
          Condition and Results of Operations              9

PART II.  Other Information                               12

Signatures                                                12

              Headway Corporate Resources, Inc.

                 Consolidated Balance Sheet

                       March 31, 1997
                         (Unaudited)
                       (In thousands)

Assets
Current assets:
Cash and cash equivalents                               $   1,120
Accounts receivable, trade, net of
   allowance for doubtful accounts of $130                 12,823
Deferred income taxes                                         496
Prepaid expenses and other current assets                   1,276
Total current assets                                       15,715

Property and equipment, net                                 1,857

Cash surrender value of officers' life insurance              442
Due from related party                                        178
Intangibles, net of accumulated amortization of $761       18,119
Investment - at cost                                        1,945
Deferred financing costs                                    2,611
Deferred income taxes                                         773
Other assets                                                  598
Total assets                                           $   42,238

              Headway Corporate Resources, Inc.

                       March 31, 1997
                         (Unaudited)
     (In thousands, except share and per share amounts)

Liabilities and stockholders' equity
Current liabilities:
 Accounts payable and accrued expenses                  $    2,463
 Line of credit                                              5,379
 Capital lease obligations, current portion                     87
 Notes and loans payable, current portion                    2,325
 Accrued payroll                                             2,552
 Income taxes payable                                          845
Total current liabilities                                   13,651

Notes and loans payable, less current portion               12,375
Capital lease obligations, less current portion                 92
Deferred rent                                                1,168

Stockholders' equity
Preferred stock - $.0001 par value, 4,415,274
 shares authorized, none issued or outstanding                   -
Series A, 8% cumulative convertible preferred
 stock - $.0001 par value, 2,800 shares
 authorized, issued and outstanding (aggregate
 liquidation value $700)                                       700
Series B, convertible preferred stock - $.0001 par
 value, 6,858 shares authorized, 1,201 issued
 and outstanding (aggregate liquidation value $420)            420
Series C, convertible preferred stock - $.0001 par
 value, 24 shares authorized, 5 issued and outstanding         100
Series D, convertible preferred stock - $.0001 par
 value, 44 shares authorized, 35 issued and outstanding      1,750
Series E, convertible preferred stock - $.0001 par
 value, 575,000 shares authorized, none issued
 and outstanding                                                 -
Common stock - $.0001 par value, 20,000,000 shares
 authorized, 6,900,403 shares issued and outstanding             1
Additional paid-in capital                                  10,459
Cumulative translation adjustments                              57
Notes receivable - preferred stock                            (421)
Retained earnings                                            1,886
Total stockholders' equity                                  14,952
Total liabilities and stockholders' equity             $    42,238



See accompanying notes

              Headway Corporate Resources, Inc.

            Consolidated Statements of Operations

                         (Unaudited)
          (In thousands, except per share amounts)


                                              Three Months Ended
                                                    March 31

                                                1997        1996
Revenues:
 Human resources management                  $  22,037   $   4,663
 Advisory services                               1,073         837
                                                23,149        5,500
Operating expenses:
 Direct cost of human resources management      14,433            -
 General and administrative                      6,627        4,194
 Depreciation and amortization                     269           85
                                                21,329        4,279

Operating income                                 1,820        1,221

Other expenses (income):
 Interest expense                                  449           85
 Interest income                                   (13)          (6)
 Gain on sale of investment                     (1,219)           -
                                                  (783)          79

Income before income tax expense                 2,603        1,142

Income tax expense (benefit):
 Current                                         1,060          549
 Deferred                                          (16)         (13)
                                                 1,044          536
Net income                                       1,559          606

Preferred dividend requirements                    (52)         (14)
Net income available for common stockholders  $  1,507    $     592

Primary earnings per common share             $    .19    $     .10

Fully diluted earnings per common share       $    .16    $     .08


See accompanying notes

              Headway Corporate Resources, Inc.
            Consolidated Statements of Cash Flows
                         (Unaudited)
                       (In thousands)

                                                   Three Months Ended
                                                        March 31
                                                    1997        1996
Operating activities
Net Income                                        $  1,559    $    606
Adjustments to reconcile net income to net cash
 (used in) operating activities:
   Depreciation and amortization                       269          85
   Amortization of deferred financing costs            136           -
   Deferred income taxes                               (16)        (13)
   Gain on sale of investment                       (1,219)          -
   Changes in assets and liabilities:
     Accounts receivable                              (420)     (1,615)
     Prepaid expenses and other current assets        (842)        773
     Other assets                                      (32)       (536)
     Accounts payable and accrued expenses            (603)       (334)
     Accrued payroll                                (1,325)        204
     Income taxes payable                              464         429
     Deferred rent                                       -          42
Net cash (used in) operating activities             (2,029)       (359)

Investing activities
Expenditures for property and equipment               (258)        (60)
Repayment from employees                                36          60
Advances to employees                                    -        (103)
Proceeds from sale of investment                     1,642           -
Cash paid for acquisitions                          (4,169)          -
Increase in cash surrender value of
  officers life insurance                              (16)        (16)
Net cash (used in) investing activities             (2,765)       (119)

Financing activities
Proceeds from officers life insurance loan               -         213
Net change in revolving credit line                  1,529          38
Proceeds from notes                                  4,000           -
Repayment of notes                                    (250)       (302)
Payment of capital lease obligations                   (18)        (15)
Payments of loan acquisition fees                     (332)          -
Net cash provided by (used in) financing activities  4,929         (66)

Effect of exchange rate changes on cash
  and cash equivalent                                  (23)         (9)

Increase (decrease) in cash and cash equivalents       112        (553)
Cash and cash equivalents at beginning of period     1,008       1,063
Cash and cash equivalents at end of period         $ 1,120      $  510

See accompanying notes

              HEADWAY CORPORATE RESOURCES, INC.
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       MARCH 31, 1997

(1)     BASIS OF PRESENTATION

       These financial statements are presented on a consolidated basis and include the results of operations of the parent corporation, Headway Corporate Resources, Inc., formerly AFGL International, Inc., and its wholly-owned subsidiaries Whitney Partners Inc. and its United Kingdom and Asian subsidiaries ("Whitney"), Furash & Company, Inc. ("Furash"), and Headway Corporate Staffing Services, Inc. (OHeadwayO), (collectively referred to as the OCompany).

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

       For further information, refer to the financial statements and footnotes included in the CompanyOs Form 10-
KSB for the year ended December 31, 1996, filed on March 27, 1997.

(2)     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Earnings Per Share - Primary earnings per share of common stock are based on the weighted average number of common shares outstanding for each period presented. Common stock equivalents are included if dilutive. Fully diluted earnings per share of common stock amounts are based on an increased number of shares that would be outstanding assuming conversion of the convertible preferred stock at the highest potential conversion rate. Net income has been adjusted for the dividend requirements on the convertible preferred stock. The number of shares used in the computation of primary earnings per share was 8,072,834 and 5,646,222 for the three months ended March 31, 1997 and 1996, respectively. The number of shares used in the computation of fully diluted earnings per share was 9,924,576 and 7,136,751 for the three months ended March 31, 1997 and 1996, respectively.

      In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share, which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The impact is expected to result in an increase in primary earnings per share for the first quarter ended March 31, 1997 and March 31, 1996 of $.04 and $.03 per share, respectively. The impact of Statement 128 on the calculation of fully diluted earnings per share for these quarters is not expected to be material.

      Reclassifications - Certain reclassifications of  1996
balances have been made to conform to the 1997 presentation.

(3) ACQUISITIONS

     On May 31, 1996, the Company closed the purchase of all of the capital stock of Irene Cohen Temps, Inc., Corporate Staffing Alternatives, Inc. and Certified Technical Staffing, Inc. and certain assets of Irene Cohen Personnel, Inc. through its newly formed subsidiary, Headway Corporate Staffing Services, Inc. The capital stock of Irene Cohen Temps, Inc., Corporate Staffing Alternatives, Inc., and Certified Technical Staffing, Inc. was purchased at a price of $9,230,391. The operating assets of Irene Cohen Personnel, Inc. were purchased for $500,000 payable out of future earnings derived from the use of the assets acquired. The businesses acquired offer a broad range of employment-related services. These acquisitions were accounted for under the purchase method of accounting on May 31, 1996.

      The following are the summarized, unaudited pro forma results of operations for the three months ended March 31, 1996, assuming the acquisition occured as of the beginning of the period:

Net sales                                    $ 19,514,000
Net income                                        732,000
Deemed dividend on preferred stock             (1,187,000)
Preferred dividend requirements                   (54,000)
Net (loss) applicable to common stockholder      (509,000)
Net (loss) per common share                          (.06)

      On March 31, 1997, the Company acquired substantially all of the assets of Advanced Staffing Solutions, Inc. (OAdvancedO), a North Carolina corporation engaged in the business of offering human resource management services. The assets of Advanced were purchased at a price of up to $7,000,000, 4,000,000 of which was paid on March 31, 1997, and up to an additional $3,000,000 of which is payable in July 1998 based on future earnings. In addition, transaction costs were approximately $200,000. Funding for the acquisition consists of a term loan of $6,200,000, of which $4,000,000 has been drawn, and the remaining $2,200,000 is available to fund the purchase price. This acquisition was accounted for under the purchase method of accounting and the excess of the probable purchase price of $6,400,000, over the fair value of assets acquired was recorded as an intangible asset (approximately $6,300,000). An additional acquisition loan facility of up to $2,550,000 is available, $800,000 of which is reserved to complete payment of the maximum $7,000,000 payable to the sellers, if necessary.

(4) SALE OF INVESTMENT

     In March 1997, Citigate Communications Group Limited (OCitigateO), in which the company had an 18.3% interest, was acquired by Incepta Group, plc. (OInceptaO), a United Kingdom public company. The Company received 13,805,406 shares of Incepta in exchange for its investment in Citigate. The Company sold 5,128,295 of these shares for $1,642,000 in March 1997. The Company realized a gain of $1,219,000 ($805,000 after tax) in the first quarter in
connection with the acquisition of Citigate by Incepta.   An
additional 7,072,307 shares of Incepta is receivable in May 1998 if Incepta meets certain earnings targets. Any additional gain will be recognized when Incepta realizes its earnings target.

           MANAGEMENTOS DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Overview

      The CompanyOs financial performance was favorable in the first quarter of 1997. This can be attributed to the addition of the temporary staffing companies acquired in 1996 and the continued strong performance in the executive search division. The Company expects this trend to continue as long as there is no drastic change in the economy or the financial services industry. The Company expects to continue to grow the Human Resources Management segment both through internal growth and acquisitions primarily in the temporary staffing industry.

Consolidated

       Consolidated revenues increased $17,649,000 to $23,149,000 for the three months ended March 31, 1997, from $5,500,000 for the same period in 1996. This increase is primarily attributable to the temporary staffing acquisitions completed in 1996.

      Consolidated operating income increased $599,000 to $1,820,000 for the three months ended March 31, 1997, compared to $1,221,000 for the three months ended March 31, 1996. The increase is related to the results of the temporary staffing companies.

     Fully diluted earnings per share was $.16 for the first quarter of 1997 compared to $.08 for the first quarter of 1996. Included in the results for the first quarter of this year was an after tax gain of approximately $805,000 equal to $.08 per share on a fully diluted basis which the company realized on its investment in Citigate Communications Group, Ltd. stock upon CitigateOs merger with Incepta Group PLC.

Human Resource Management

       Revenue from human resource management increased $17,413,000 to $22,076,000 for the three months ended March 31, 1997, from $4,663,000 for the same period last year. The acquisitions of the temporary staffing companies accounted for $17,383,000 of the revenue. WhitneyOs revenue of $4,693,000 was slightly better than the same period last year of $4,663,000.

      Total operating expenses increased $17,004,000 to $20,120,000 for the quarter ended March 31, 1997, from $3,116,000 for the same period last year. Of the increase, $16,830,000 relates to the staffing companies acquired of which $14,433,000 is the direct cost of revenues relating to wages, taxes and benefits of worksite employees. The increase in operating expenses of Whitney related to the startup expenses associated with the opening of its Singapore office.

      Revenue from Asia operations decreased $314,000 to $121,000 for the first quarter of 1997, from $435,000 for the same period last year. The decrease in revenues, as well as start up costs for the Singapore office, resulted in an operating loss of $207,000 for the first quarter of this year compared to operating income of $154,000 for the same period last year. Results from WhitneyOs Asia operations are expected to improve for the balance of 1997 and beyond as a result of several very key new hires and the opening of the Singapore office.

      Revenue  from  operations in Europe was  $899,000  and
$891,000   for   the  first  quarter  of  1997   and   1996,
respectively.   There was not a significant contribution  to
operating income for either period.

       Operating income from human resource management services increased $409,000 to $1,957,000 for the three months ended March 31, 1997, compared to $1,548,000 for the same period last year. The increase can be primarily attributed to the operating income of the temporary staffing companies in the amount of $554,000.

Advisory Services Segment

      Revenue from the advisory services offered by Furash increased $236,000 to $1,073,000 for the quarter ended March
31, 1997, compared to $837,000 for the same period in 1996.

      Furash total operating expenses decreased $75,000 to $1,063,000 for the three months ended March 31, 1997, from $1,138,000 for the same period in 1996. The decrease in operating expenses is the result of the reorganization plan implemented in the second half of 1996 resulting in a reduction to the operating expense structure for 1997.

      Furash contributed $10,000 of operating income for the quarter ended March 31, 1997 as compared to an operating loss of $302,000 for the same period in 1996. Management is optimistic that Furash will continue to show improvement in its operating results for the balance of 1997.

Liquidity and Capital Resources

      Cash used in operations during the three months ended March 31, 1997 was $2,029,000, as compared to cash used in operations of $359,000 during the same period in 1996. The cash used in the current quarter was primarily attributable to the payment of the 1996 bonuses and other accrued expenses.

     The Company's working capital improved to $2,064,000 at March 31, 1997, from $1,648,000 at December 31, 1996.
Management expects that the Company's working capital position will continue to improve based on anticipated continued positive operating results and will be sufficient to handle all of the working capital needs for the remainder of the year.

      For the three months ended March 31, 1997, the Company used $2,765,000 in investing activities, compared to cash used in investing activities of $119,000 for the same period last year. The cash used for investing activities in 1997 related to the acquisition of Advanced Staffing Solutions on March 31, 1997 in the amount of $4,169,000 offset by proceeds from the sale of a portion of the investment in Incepta stock for $1,642,000.

      Total net cash received from financing activities was $4,929,000 for the first quarter of 1997, compared to net cash used in financing activities of $66,000 for the same period in 1996. The cash generated in 1997 primarily related to the $4,000,000 term loan received in connection with the acquisition of Advanced and an increase in the revolving credit line of $1,529,000 used to pay the accrued bonus obligation.

      The acquisition of Advanced was funded by a term loan of $6,200,000 of which $4,000,000 has been drawn, and the remaining $2,200,000 is available to fund the purchase price. An additional acquisition loan facility of up to $2,550,000 is available, $800,000 of which is reserved to complete payment of the maximum $7,000,000 payable to the sellers, if necessary.

      In the first quarter of 1997 there was a conversion of 5,657 shares of Series B Preferred Stock, with a carrying value of $1,979,950, into 565,700 shares of common stock.

PART II.  OTHER INFORMATION

              EXHIBITS AND REPORTS ON FORM 8-K

EXHIBITS:   Attached only to the electronic  filing  by  the
Company with the Securities and Exchange Commission is the Financial Data Schedule, Exhibit Reference Number 27, in accordance with Item 601(c) of Regulation S-B.

REPORTS ON FORM 8-K: On April 14, 1997, the Company filed a report on Form 8-K dated March 31, 1997 reporting under Item 2, the acquisition of Advanced Staffing Solutions, Inc. and included with this report, under Item 7, are the historical audited financial statements of Advanced Staffing Solutions, Inc. for the calendar years ended December 31, 1996 and 1995, consisting of the following:

Report of Independent Auditors
Balance Sheets
Statements of ShareholdersO (Deficiency) Equity
Statement of Cash Flows
Notes to Financial Statements

                         SIGNATURES

      In  accordance with the requirements of  the  Exchange
Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      HEADWAY CORPORATE RESOURCES, INC.

Date:  May 14, 1997                   By: (Signature)
                                      Barry S. Roseman, President and
                                      Chief Operating Officer
                                      (Duly Authorized and Principal
                                      Financial Officer)