Form 10-Q
period 1997-06-30
HEADWAY CORPORATE RESOURCES INC
filed 1997-08-11
CIK 914435

15



               U.S. SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549

                             FORM 10-QSB

      [  X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 1997

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

                           (212) 508-3560
                     (IssuerOs telephone number)

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

APPLICABLE ONLY TO CORPORATE ISSUERS:
State the number of shares outstanding of each of the issuerOs classes of common equity, as of the latest practicable date:
7,254,047 shares of common stock.

                             FORM 10-QSB
         HEADWAY CORPORATE RESOURCES, INC. AND SUBSIDIARIES

                                INDEX

                                                                Page

PART I.     Financial Information

            Financial Statements

               Unaudited Consolidated Balance Sheet-
               June 30, 1997                                      3

               Unaudited Consolidated Statements of Operations
               Three Months and Six Months Ended
               June 30, 1997 and 1996                             5

               Unaudited Consolidated Statements of Cash Flows
               Six Months Ended June 30, 1997 and 1996            6

               Notes to Consolidated Financial Statements         7

            Management's Discussion and Analysis of
            Financial Condition and Results of Operations         9


PART II.    Other Information                                    11

Signatures                                                       11

                  Headway Corporate Resources, Inc.

                     Consolidated Balance Sheet

                            June 30, 1997
                             (Unaudited)
                           (In thousands)

Assets
Current assets:
  Cash and cash equivalents                               $   3,393
  Accounts receivable, trade,
     net of allowance for doubtful accounts of $196          17,378
  Deferred income taxes                                         496
  Prepaid expenses and other current assets                     789
Total current assets                                         22,056

Property and equipment, net                                   2,544

Cash surrender value of officers' life insurance                461
Due from related party                                          178
Intangibles, net of accumulated amortization of $1,019       17,973
Investment-at cost                                            1,945
Deferred financing costs                                      2,712
Deferred income taxes                                           790
Other assets                                                    711
Total assets                                              $  49,370

                  Headway Corporate Resources, Inc.

                            June 30, 1997
                             (Unaudited)
         (In thousands, except share and per share amounts)

Liabilities and stockholders' equity
Current liabilities:
  Accounts payable and accrued expenses                   $   3,307
  Line of credit                                              7,218
  Capital lease obligations, current portion                    228
  Notes and loans payable, current portion                    2,525
  Accrued payroll                                             5,639
  Income taxes payable                                        1,260
Total current liabilities                                    20,177

Notes and loans payable, less current portion                11,750
Capital lease obligations, less current portion                 459
Deferred rent                                                 1,167

Stockholders' equity
  Preferred stock-$.0001 par value, 4,415,274
    shares authorized, none issued or outstanding                 -
  Series A, 8% cumulative convertible preferred stock-
    $.0001 par value, 2,800 shares authorized, issued
    and outstanding (aggregate liquidation value $700)          700
  Series B, convertible preferred stock-$.0001 par value,
    6,858 shares authorized, 572 issued and outstanding
   (aggregate liquidation value $200)                           200
  Series C, convertible preferred stock-$.0001 par value,
    24 shares authorized, none issued and outstanding             -
  Series D, convertible preferred stock-$.0001 par value,
    44 shares authorized, 22 issued and outstanding           1,100
  Series E, convertible preferred stock-$.0001 par value,
    575,000 shares authorized, none issued and outstanding        -
  Common stock-$.0001 par value, 20,000,000 shares
    authorized, 7,254,047 shares issued and outstanding           1
  Additional paid-in capital                                 11,484
  Cumulative translation adjustments                             82
  Notes receivable-preferred stock                             (390)
  Retained earnings                                           2,640
Total stockholders' equity                                   15,817
Total liabilities and stockholders' equity                $  49,370

See accompanying notes

                  Headway Corporate Resources, Inc.

                Consolidated Statements of Operations
                             (Unaudited)
              (In thousands, except per share amounts)


                                      Three Months            Six Months
                                     Ended June 30         Ended June 30

                                     1997       1996       1997       1996
Revenues:
Human resources management        $  34,176  $  10,194   $  56,252  $  14,858
Advisory services                       787        821       1,860      1,658
                                     34,963     11,015      58,112     16,516
Operating expenses:
  Direct cost of human
    resources management             24,153      4,030      38,586      4,030
  General and administrative          8,454      5,941      15,080     10,135
  Depreciation and amortization         392        225         662        311
                                     32,999     10,196      54,328     14,476

Operating income                      1,964        819       3,784      2,040

Other expenses (income):
  Interest expense                      644        185       1,093        269
  Interest income                        (3)       (20)        (16)       (26)
  Gain on sale of investment              -          -      (1,219)         -
                                        641        165        (142)       243

Income before income tax expense      1,323        654       3,926      1,797

Income tax expense (benefit):
  Current                               553        431       1,614        980
  Deferred                              (16)       (21)        (33)       (34)
                                        537        410       1,581        946

Net income                              786        244       2,345        851

Deemed dividend on preferred stock        -       (513)          -       (513)
Preferred dividend requirements         (31)       (86)        (83)      (100)
Net income (loss) available
  for common stockholder's          $   755   $   (355)  $   2,262    $   238

Primary earnings (loss) per
  common share                      $   .09   $   (.06)  $     .28    $   .04

Fully diluted earnings (loss)
  per common share                  $   .08   $   (.14)  $     .24    $  (.08)

See accompanying notes

                  Headway Corporate Resources, Inc.

                Consolidated Statements of Cash Flows
                             (Unaudited)
                           (In thousands)

                                                   Six Months Ended June 30
                                                      1997           1996
Operating activities
Net Income                                          $ 2,345        $    851
Adjustments to reconcile net income
  to net cash provided by (used in)
  operating activities:
    Depreciation and amortization                       662             311
    Amortization of deferred financing costs            290              43
    Deferred income taxes                               (33)            (33)
    Gain on sale of investment                       (1,219)              -
    Changes in assets and liabilities:
      Accounts receivable                            (4,975)         (1,550)
      Prepaid expenses and other current assets        (392)            777
      Other assets                                     (173)           (405)
      Accounts payable and accrued expenses             291            (161)
      Accrued payroll                                 1,763           2,063
      Income taxes payable                              881             806
      Deferred rent                                      (2)             41
Net cash provided by (used in) operating activities    (562)          2,743


Investing activities
Expenditures for property and equipment                (526)           (107)
Repayment from employees                                 67               -
Advances to employees                                     -            (318)
Due from related party                                    -            (213)
Proceeds from sale of investment                      1,642               -
Cash paid for acquisitions                           (4,225)         (9,772)
Increase in cash surrender value
  of officers life insurance                            (35)            (35)
Net cash (used in) investing activities              (3,077)        (10,445)

Financing activities
Sale of preferred stock                                   -           6,267
Cash dividends paid                                     (28)              -
Net change in revolving credit line                   3,368           1,302
Proceeds from notes                                   4,000           9,000
Repayment of notes                                     (675)         (6,477)
Payment of capital lease obligations                    (57)            (33)
Payments of loan acquisition fees                      (586)           (856)
Net cash provided by financing activities             6,022           9,203

Effect of exchange rate changes on
  cash and cah equivalents                                2              (6)

Increase in cash and cash equivalents                 2,385           1,495
Cash and cash equivalents at beginning of period      1,008           1,063
Cash and cash equivalents at end of period        $   3,393       $   2,558

                  HEADWAY CORPORATE RESOURCES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            June 30, 1997

(1)  BASIS OF PRESENTATION

             These financial statements are presented on a consolidated basis and include the results of operations of the parent corporation, Headway Corporate Resources, Inc., and its wholly-owned subsidiaries Whitney Partners Inc. and its United Kingdom and Asain subsidiaries (OWhitneyO), Furash & Company, Inc. (OFurashO), and Headway Corporate Staffing Services, Inc. (OHeadwayO), (collectively referred to as the OCompanyO).

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

             For   further  information,  refer  to  the   financial
statements and footnotes included in the CompanyOs Form 10-KSB for the year ended December 31, 1996.

(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

           Earnings Per Share - Primary earnings per share of common stock are based on the weighted average number of common shares outstanding for each period presented. Common stock equivalents are included if dilutive. Fully diluted earnings per share of common stock amounts are based on an increased number of shares that would be outstanding assuming conversion of the convertible preferred stock at the highest potential conversion rate. Net income has been adjusted for the dividend requirements on the convertible preferred stock. The number of shares used in the computation of primary earnings per share was 8,241,511 and 6,108,950 for the three months ended June 30, 1997 and 1996, respectively and 8,161,797 and 5,845,983 for the six months ended June 30, 1997 and 1996, respectively. The number of shares used in the computation of fully diluted earnings per share was 9,917,178 and 8,529,208 for the three months ended June 30, 1997 and 1996, respectively and 9,917,178 and 7,810,340 for the six months ended June 30, 1997 and 1996, respectively.

            In  February  1997,  the Financial Accounting  Standards
Board issued Statement No. 128, Earnings per Share, which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The impact is expected to result in an increase in primary earnings per share for the quarter ended June 30, 1997 of $.01 and a decrease of $.01 for the quarter ended June 30, 1996. The impact is expected to result in an increase in primary earnings per share for the six months ended June 30, 1997 of $.04 and no change for the six months ended June 30, 1996. The impact of Statement 128 on the calculation of fully diluted earnings per share for these periods is not expected to be material.

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

          On March 31, 1997, the Company acquired substantially all of the assets of Advanced Staffing Solutions, Inc. (OAdvancedO), a North Carolina corporation engaged in the business of offering human resource management services. The assets of Advanced were purchased at a price of up to $7,000,000, $4,000,000 of which was paid on
March  31,  1997,  and up to an additional $3,000,000  of  which  is payable in July 1998 based on future earnings. In addition, transaction costs were approximately $200,000. Funding for the acquisition consists of a term loan of $6,200,000, of which $4,000,000 has been drawn, and the remaining $2,200,000 is available to fund the purchase price. This acquisition was accounted for under the purchase method of accounting and the excess of the probable purchase price of $6,400,000, over the fair value of assets acquired was recorded as an intangible asset (approximately $6,300,000). An additional acquisition loan facility of up to $2,550,000 is available, $800,000 of which is reserved to complete payment of the maximum $7,000,000 payable to the sellers, if necessary.

          The following are the summarized, unaudited pro forma results of operations for the three months ended June 30, 1996, and the six months ended June 30, 1997 and 1996, assuming the acquisition occured as of the beginning of the period:

                              Three Months      Six Months       Six Months
                             Ended June 30,   Ended June 30,   Ended June 30,
                                 1996             1997              1996

Total revenue                 $26,696,000      $58,892,000      $47,915,000
Net income                        311,000        2,249,000          504,000
Deemed dividend on
  preferred stock              (1,187,000)               -       (1,250,000)
Preferred dividend
  requirements                    (28,000)         (83,000)         (28,000)
Net income (loss)
  applicable to common
  shareholders                   (904,000)       2,166,000         (774,000)
Primary earnings (loss)
  per common share                   (.10)             .27             (.09)
Fully diluted earnings
  (loss) per common share     $      (.10)     $       .23       $     (.09)

(4) DEBT TRANSACTION

           The Company closed a Third Amendment to the ING Credit Agreement on June 6. This Amendment increased the facility from $25 million to $35 million.

(5) SUBSEQUENT EVENT

          On July 28, 1997, the Company completed the acquisition of substantially all the assets of Administrative Sales Associates Temporaries, Inc. and Administrative Sales Associates, Inc., both New York corporations engaged in the business of offering permanent and temporary staffing services to the financial services industry.


             MANAGEMENTOS DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations

Overview

      The CompanyOs financial performance continued to be favorable in the second quarter of 1997. This can be attributed to the positive results of the temporary staffing companies acquired in 1996 and the first half of 1997 and the continued strong performance in the executive search division. While the second half of the year is typically slower in the executive search business, the CompanyOs temporary staffing division should continue to perform well. The Company expects to continue to grow the Human Resources Management segment both through internal growth and acquisitions primarily in the temporary staffing industry.

Consolidated

       Consolidated revenues increased $23,948,000 or 217% to $34,963,000 for the three months ended June 30, 1997, from $11,015,000 for the same period in 1996. For the six months ended June 30, 1997, revenues were $58,112,000, up from $16,516,000 a year earlier. These increases are primarily attributable to the temporary staffing acquisitions.

      Consolidated operating income increased $1,145,000 or 140% to $1,964,000 for the three months ended June 30, 1997, compared to $819,000 for the three months ended June 30, 1996. Consolidated operating income for the six months ended June 30, 1997, increased $1,744,000 to $3,784,000 from $2,040,000 a year earlier. The increase is primarily related to the results of the temporary staffing companies.

      Fully diluted earnings per share was $.08 for the second quarter of 1997 compared to a loss of $.14 for the second quarter of 1996. For the six months ended June 30, 1997, fully diluted earnings per share were $.24 compared to a loss of $.08 for the same period in 1996. Included in the results for the first half of this year was an after tax gain of approximately $805,000 equal to $.08 per share on a fully diluted basis which the company realized on its investment in Citigate Communications Group, Ltd. stock upon CitigateOs merger with Incepta Group PLC.

Human Resource Management

     Revenue from human resource management increased $23,982,000 to $34,176,000 for the three months ended June 30, 1997, from $10,194,000 for the same period last year. For the six months ended June 30, 1997, revenues increased $41,394,000 to $56,252,000 compared to $14,858,000 from a year earlier. The acquisitions of the temporary staffing companies accounted for $41,301,000 of the revenue increase for six months. WhitneyOs revenue of $10,209,000 was slightly better than the same six month period last year of $10,116,000.

      Total operating expenses increased $22,934,000 to $31,378,000 for the quarter ended June 30, 1997, from $8,444,000 for the same period last year. Of the increase, $23,134,000 relates to the staffing companies acquired of which $20,123,000 is the direct cost of revenues relating to wages, taxes and benefits of worksite employees.

      Revenue from Asian operations increased $349,000 to $609,000 for the second quarter of 1997, from $260,000 for the same period last year. The increase in revenues resulted in operating income of $134,000 for the second quarter of this year compared to an operating loss of $122,000 for the same period last year. Results from WhitneyOs Asian operations are expected to improve for the balance of 1997 and beyond as a result of several very key new hires and the opening of the Singapore office.

      Operating income from human resource management services increased $1,047,000 to $2,797,000 for the three months ended June 30, 1997, compared to $1,750,000 for the same period last year. For the six months ended June 30, 1997 operating income increased $1,456,000 to $4,754,000 from $3,298,000 last year. The six month increase to the operating income of the temporary staffing companies was $1,246,000 and WhitneyOs increase amounted to $210,000..

Advisory Services Segment

      Revenue from the advisory services offered by Furash were $787,000 for the quarter ended June 30, 1997, compared to $821,000 for the same period in 1996.

      Furash total operating expenses decreased $262,000 to $962,000 for the three months ended June 30, 1997, from $1,224,000 for the same period in 1996. The decrease in operating expenses is the result of the reorganization plan implemented in the second half of 1996 resulting in a reduction to the operating expense structure for 1997.

      Furash recorded an operating loss of $265,000 for the quarter ended June 30, 1997 as compared to an operating loss of $480,000 for the same period in 1996. A large amount of new business has recently been contracted, therefore, Management is optimistic that Furash will show improvement in its operating results for the balance of 1997.

Liquidity and Capital Resources

      Cash used in operations during the six months ended June 30, 1997 was $562,000, as compared to cash provided by operations of $2,743,000 during the same period in 1996. The cash used in the current period was primarily attributable to the funding of accounts receivable related to the March 31, 1997 acquisition of Advanced Staffing Solutions, Inc. offset by cash generated by the CompanyOs positive operating results. The cash generated from operations in 1996 was primarily attributable to the strong performance of the company.

      The Company's working capital improved to $1,879,000 at June 30, 1997, from $1,648,000 at December 31, 1996. Management expects that the Company's working capital position will continue to improve based on anticipated continued positive operating results and will be sufficient to handle all of the working capital needs for the remainder of the year.

      For  the  six  months ended June 30, 1997,  the  Company  used
$3,077,000 in investing activities, compared to cash used in investing activities of $10,445,000 for the same period last year. The cash used for investing activities in 1997 related to the acquisition of the temporary staffing company on March 31, 1997 in the amount of $4,225,000, expenditures for property and equipment for $526,000 offset by proceeds from the sale of a portion of the investment in Incepta stock for $1,642,000. The cash used in the prior period was for the acquisition of the temporary staffing companies on May 31, 1996.

       Total net cash received from financing activities was $6,022,000 for the first six months of 1997, compared to net cash received of $9,203,000 for the same period in 1996. The cash generated in 1997 primarily related to the $4,000,000 term loan received in connection with the acquisition of Advanced and an increase in the revolving credit line of $3,368,000 used to pay the accrued bonus obligation and fund the accounts receivables of Advanced, offset by the repayment of the note payable for $675,000 and payments of loan acquisition fees of $586,000. The cash generated in 1996 related to the CompanyOs equity offering and the credit facility received in connection with the acquisition of the temporary staffing companies.

      In the second quarter of 1997 there was a conversion of 629 shares of Series B Preferred Stock, with a carrying value of $220,150 into 62,900 shares of common stock, a conversion of 5 shares of Series C Preferred Stock, with a carrying value of $100,000 into 39,489 shares of common stock and a conversion of 13 shares of Series D Preferred Stock, with a carrying value of $650,000 into 249,805 shares of common stock.

PART II.  OTHER INFORMATION

                  EXHIBITS AND REPORTS ON FORM 8-K

EXHIBITS: Attached only to the electronic filing by the Company with the Securities and Exchange Commission is the Financial Data Schedule, Exhibit Reference Number 27, in accordance with Item 601(c) of Regulation S-B.

REPORTS ON FORM 8-K: On August 7, 1997, the Company filed a report on Form 8-K dated July 28, 1997 reporting under Item 2, the acquisition of Administrative Sales Associates Temporaries, Inc. and Administrative Sales Associates, Inc. (collectively OASAO), and included with this report, under Item 7, are the historical audited financial statements of OASAO for the calendar years ended December 31, 1996 and 1995, consisting of the following:

   Report of Independent Auditors
   Combined Balance Sheets
   Combined Statements of Income and Retained Earnings
   Combined Statement of Cash Flows
   Notes to Combined Financial Statements

                             SIGNATURES

       In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   HEADWAY CORPORATE RESOURCES, INC.


Date: August 8, 1997               By:  (Signature)
                                      Barry S. Roseman,
                                      President and Chief Operating Officer
                                     (Duly Authorized and Principal
                                      Financial Officer)