Form 10QSB
period 1997-09-30
HEADWAY CORPORATE RESOURCES INC
filed 1997-11-14
CIK 914435

U.S. SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB

      [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 1997

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

                         Not Applicable
(Former name, address and fiscal year, if changed since last report)

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

APPLICABLE ONLY TO CORPORATE ISSUERS:
State the number of shares outstanding of each of the issuerOs classes of common equity, as of the latest practicable date:
7,670,175 shares of common stock.

                           FORM 10-QSB
       HEADWAY CORPORATE RESOURCES, INC. AND SUBSIDIARIES

                              INDEX

                                                                  Page

PART I.     Financial Information

            Financial Statements

               Unaudited Consolidated Balance Sheet-
               September 30, 1997                                   3

               Unaudited Consolidated Statements of Operations
               Three Months and Nine Months Ended
               September 30, 1997 and 1996                          5

               Unaudited Consolidated Statements of Cash Flows
               Nine Months Ended September 30, 1997 and 1996        6

               Notes to Consolidated Financial Statements           7

            Management's Discussion and Analysis of
            Financial Condition and Results of Operations          10


PART II.    Other Information                                      12


Signatures                                                         13

                Headway Corporate Resources, Inc.

                   Consolidated Balance Sheet

                       September 30, 1997
                           (Unaudited)
                         (In thousands)

Assets
Current assets:
 Cash and cash equivalents                                     $     331
 Accounts receivable, trade, net of allowance for
  doubtful accounts of $295                                       23,257
 Deferred income taxes                                               192
 Prepaid expenses and other current assets                           366
Total current assets                                              24,146

Property and equipment, net                                        2,450

Cash surrender value of officers' life insurance                     468
Due from related party                                               178
Intangibles, net of accumulated amortization of $1,321            30,005
Investment-at cost                                                 1,945
Deferred financing costs                                           2,993
Deferred income taxes                                                806
Other assets                                                         237
Total assets                                                   $  63,228

                Headway Corporate Resources, Inc.

                       September 30, 1997
                           (Unaudited)
       (In thousands, except share and per share amounts)

Liabilities and stockholdersO equity
Current liabilities:
 Accounts payable and accrued expenses                         $   3,920
 Line of credit                                                    9,318
 Capital lease obligations, current portion                          221
 Notes and loans payable, current portion                          1,959
 Accrued payroll                                                   5,824
 Income taxes payable                                                585
 Other liabilities                                                 1,100
Total current liabilities                                         22,927

Notes and loans payable, less current portion                     20,785
Capital lease obligations, less current portion                      405
Deferred rent                                                      1,166
Other liabilities                                                  1,100

Stockholders' equity
Preferred stock-$.0001 par value, 4,415,274
 shares authorized, none issued or outstanding                         -
Series A, 8% cumulative convertible preferred
 stock-$.0001 par value, 2,800 shares
 authorized, 2,773 issued and outstanding
 (aggregate liquidation value $693)                                  693
Series B, convertible preferred stock-$.0001 par
 value, 6,858 shares authorized, 572 issued and
 outstanding (aggregate liquidation value $200)                      200
Series C, convertible preferred stock-$.0001 par
 value, 24 shares authorized, none issued and
 outstanding                                                           -
Series D, convertible preferred stock-$.0001 par
 value, 44 shares authorized, 4 issued and
 outstanding                                                         200
Series E, convertible preferred stock-$.0001 par
 value, 575,000 shares authorized, none issued
 and outstanding                                                       -
Common stock-$.0001 par value, 20,000,000 shares
 authorized, 7,670,175 shares issued and
 outstanding                                                           1
Additional paid-in capital                                        12,981
Cumulative translation adjustments                                    47
Notes receivable-preferred stock                                    (350)
Retained earnings                                                  3,073
Total stockholders' equity                                        16,845
Total liabilities and stockholders' equity                     $  63,228

                     See accompanying notes

                Headway Corporate Resources, Inc.

              Consolidated Statements of Operations
                           (Unaudited)
            (In thousands, except per share amounts)

                                  Three Months Ended     Nine Months Ended
                                     September 30          September 30
                                   1997        1996       1997       1996
Revenues:
 Human resources management      $  37,486   $  18,331  $  93,738  $  32,777
 Advisory services                   1,119         998      2,979      2,656
                                    38,605      19,329     96,717     35,433
Operating expenses:
 Direct cost of human
  resources management              28,334      12,318     66,920     15,894
 General and administrative          8,204       6,174     23,284     16,351
 Depreciation and amortization         448         221      1,110        532
                                    36,986      18,713     91,314     32,777

Operating income                     1,619         616      5,403      2,656

Other expenses (income):
 Interest expense                      787         350      1,880        619
 Interest income                       (17)        (14)       (33)       (40)
 Gain on sale of investment              -           -     (1,219)         -
                                       770         336        628        579

Income before income tax expense       849         280      4,775      2,077

Income tax expense (benefit):
 Current                               395          83      2,009      1,063
 Deferred                              (16)        (20)       (49)       (54)
                                       379          63      1,960      1,009

Net income                             470         217      2,815      1,068

Deemed dividend on preferred stock       -        (957)         -     (1,470)
Preferred dividend requirements        (37)       (111)      (120)      (211)
Net income (loss) available for
 common stockholders             $     433    $   (851) $   2,695   $   (613)

Primary earnings (loss) per
 common share                    $     .05    $   (.12) $     .32   $   (.10)

Fully diluted earnings per
 common share                    $     .05    $     --  $     .28   $     --

See accompanying notes

                Headway Corporate Resources, Inc.
              Consolidated Statements of Cash Flows
                           (Unaudited)
                         (In thousands)

                                                Nine Months Ended September 30
                                                    1997              1996
Operating activities
Net Income                                        $  2,815           $  1,068
Adjustments to reconcile net income to net cash
 provided by (used in) operating activities:
   Depreciation and amortization                     1,110                532
   Amortization of deferred financing costs            455                174
   Deferred income taxes                               (49)              (296)
   Gain on sale of investment                       (1,219)                 -
   Changes in assets and liabilities net of
    effect of acquisitions:
     Accounts receivable                            (9,526)            (1,541)
     Prepaid expenses and other current assets          71                754
     Other assets                                      329               (304)
     Accounts payable and accrued expenses             777               (696)
     Accrued payroll                                 1,948              1,799
     Income taxes payable                              198                557
     Deferred rent                                      (3)                40
Net cash provided by (used in) operating activities (3,094)             2,087

Investing activities
Expenditures for property and equipment               (586)              (181)
Repayment from employees                               107                126
Advances to employees                                    -               (318)
Due from related party                                   -               (215)
Proceeds from sale of investment                     1,642                  -
Cash paid for acquisitions                         (16,503)            (9,853)
Increase in cash surrender value
  of officers life insurance                           (42)               (52)
Net cash (used in) investing activities            (15,382)           (10,493)

Financing activities
Sale of preferred stock                                  -              6,267
Cash dividends paid                                    (28)               (24)
Net change in revolving credit line                  5,468              1,302
Proceeds from notes and loans payable               14,601              9,000
Repayment of notes and loans payable                (1,058)            (6,727)
Payment of capital lease obligations                  (119)               (46)
Payments of loan acquisition fees                   (1,032)              (856)
Net cash provided by financing activities           17,832              8,916

Effect of exchange rate changes on
 cash and cash equivalents                             (33)               (12)

Increase (decrease) in cash and cash equivalents      (677)               498

Cash and cash equivalents at beginning of period     1,008              1,063
Cash and cash equivalents at end of period        $    331           $  1,561

See accompanying notes

                HEADWAY CORPORATE RESOURCES, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       September 30, 1997

(1)  BASIS OF PRESENTATION

             These financial statements are presented on a consolidated basis and include the results of operations of the parent corporation, Headway Corporate Resources, Inc., and its wholly-owned subsidiaries Whitney Partners Inc. and its United
Kingdom and Asian subsidiaries ("Whitney"), Furash & Company, Inc. ("Furash"), and Headway Corporate Staffing Services, Inc. and its subsidiaries, (collectively referred to as the "Company").

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

            For further information, refer to the financial statements and footnotes included in the Company's Form 10-KSB for the year ended December 31, 1996.

(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

            Earnings Per Share - Primary earnings per share of common stock are based on the weighted average number of common shares outstanding for each period presented. Common stock equivalents are included if dilutive. Fully diluted earnings per share of common stock amounts are based on an increased number of shares that would be outstanding assuming conversion of the convertible preferred stock at the highest potential conversion rate. Net income has been adjusted for the dividend requirements on the convertible preferred stock. The number of shares used in the computation of primary earnings per share was 8,756,279 and 7,059,113 for the three months ended September 30, 1997 and 1996, respectively and 8,339,876 and 6,249,905 for the nine months ended September 30, 1997 and 1996, respectively. The number of shares used in the computation of fully diluted earnings per share was 10,281,298 and 9,555,054 for the three months ended September 30, 1997 and 1996, respectively and 10,227,572 and 8,337,344 for the nine months ended September 30, 1997 and 1996, respectively.

            In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share, which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating the basic, which replaces the primary, earnings per share, the dilutive effect of stock options will be excluded. The impact is expected to result in an increase in earnings per share for the quarter ended September 30, 1997 of $.01 and a decrease of $.02 for the quarter ended September 30, 1996. The impact is expected to result in an increase in earnings per share for the nine months ended September 30, 1997 of $.06 and a decrease of $.01 for the nine months ended September 30, 1996. The impact of Statement 128 on the calculation of fully diluted earnings per share for these periods is not expected to be material.

            Reclassifications - Certain reclassifications of 1996 balances have been made to conform to the 1997 presentation.

 (3) ACQUISITIONS

         On May 31, 1996, the Company consummated the purchase of all of the outstanding stock of Irene Cohen Temps, Inc., Corporate Staffing Alternatives, Inc. and Certified Technical Staffing, Inc. and certain assets of Irene Cohen Personnel, Inc. through its newly formed subsidiary, Headway Corporate Staffing Services, Inc. The capital stock of Irene Cohen Temps, Inc., Corporate Staffing Alternatives, Inc., and Certified Technical Staffing, Inc. was purchased at a price of $9,230,000. The operating assets of Irene Cohen Personnel, Inc. were purchased for $500,000 payable out of future earnings derived from the use of the assets acquired. The businesses acquired offer a broad range of employment-related services.

          On March 31, 1997, the Company acquired substantially all of the assets of Advanced Staffing Solutions, Inc. ("Advanced"), a North Carolina corporation engaged in the business of offering human resource management services. The assets of Advanced were purchased at a price of up to $7,000,000, $4,000,000 of which was paid on March 31, 1997, and up to an additional $3,000,000 of which is payable in July 1998. In addition, transaction costs were approximately $200,000. This acquisition was funded from the proceeds of a term loan.

         On July 28, 1997, the Company acquired substantially all of the assets of Administrative Sales Associates Temporaries, Inc., and Administrative Sales Associates, Inc. (collectively "ASA"), both New York corporations engaged in the business of offering permanent and temporary staffing services to the
financial  services  industry.   The  purchase  price   for   ASA
consisted of $4,000,000 in cash, promissory notes in the aggregate amount of $451,000 payable in six equal semi-annual installments commencing January 28, 1998, bearing interest at 6% per annum, 121,066 shares of the CompanyOs restricted common stock valued at $500,000, and an additional amount payable partly in cash and partly in common stock based on the net operating income, as defined, of ASA for the three years subsequent to the acquisition. The Company estimates such additional purchase price will be approximately $3,500,000.

           On   September   29,   1997,  the   Company   acquired
substantially all of the assets of Quality Outsourcing Inc., a New Jersey corporation engaged in the business of offering temporary staffing services ("QOSO"). The purchase price for QOS was $795,000 in cash, plus an earnout over the two year period commencing September 30, 1997, and ending September 30, 1999 equal to a multiple of QOS' earnings, as defined, before interest, taxes and amortization attributable to the assets acquired. The Company advanced $140,000 to the seller, which is paid out of the earnout.

          On September 30, 1997, the Company acquired all of the outstanding stock of E.D.R. Associates, Inc., a Connecticut corporation, and substantially all the assets of Electronic Data Resources, L.L.C., a Connecticut limited liability company (collectively referred to as "EDR"). EDR is engaged in the business of offering information technology staffing and consulting services. The purchase price for EDR was $7,000,000 in cash and an earnout in respect of the calendar years 1997 through 2000, equal to a multiple of EDR's earnings, as defined, before interest, taxes and amortization attributable to the business acquired.

         The aforementioned acquisitions were accounted for under the purchase method of accounting and their results of operations have been included in the accompanying financial statements from their respective dates of acquisition.

          The following are the summarized, unaudited pro forma results of operations for the three months ended September 30, 1997 and 1996, and the nine months ended September 30, 1997 and 1996, assuming the acquisition occured as of the beginning of the period:

                     Three Months   Three Months   Nine Months    Nine Months
                    Ended Sept. 30 Ended Sept. 30 Ended Sept. 30 Ended Sept. 30
                         1997           1996           1997           1996

Total revenue        42,697,000     26,672,000     118,847,000     83,209,000
Net income              420,000        194,000       3,169,000        731,000
Deemed dividend               -     (1,187,000)              -     (1,470,000)
Preferred dividend      (37,000)       (14,000)       (120,000)       (42,000)
Net income (loss)
 applicable to
 common shareholders    383,000     (1,007,000)      3,049,000       (781,000)
Primary earnings (loss)
 per common share           .04           (.11)            .37           (.08)
Fully diluted earnings
 (loss) per common share    .04              -             .31              -

(4) DEBT TRANSACTION

          The Company closed a Fourth Amendment to the ING Credit
Agreement on September 15, 1997. This Amendment increased the facility from $35 million to $50 million at varying interest rates ranging from 8.52% to 9.27% per annum.

(5) SUBSEQUENT EVENT

           The Company sold its investment in Incepta Group for proceeds in the amount of $2,721,000 in October 1997. The resulting gain of $776,000, approximately $500,000 after tax, will be recognized in the fourth quarter. In connection with the CompanyOs sale of Citigate, the Company may be entitled to approximately 7,000,000 additional shares of Incepta Group based on Incepta Group's achieving certain earnings targets. These shares are receivable in May 1998. The accompanying financial statements do not reflect any additional gain relating to the potential receipt of the additional shares of Incepta Group.

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Overview

      The Company's financial results were strong in the third quarter of 1997. This can be attributed primarily to the contribution from the temporary staffing companies acquired in 1996 and 1997. The second half of the year is typically slower in the executive search business, however, the CompanyOs temporary staffing division is expected to continue to perform well through the balance of 1997 and into 1998. The Company expects to continue to grow the Human Resources Management segment both through internal growth and acquisitions primarily in the temporary staffing industry.

Consolidated

     Consolidated revenues increased $19,276,000 or approximately 100% to $38,605,000 for the three months ended September 30, 1997, from $19,329,000 for the same period in 1996. For the nine months ended September 30, 1997, revenues increased $61,284,000 or approximately 173% to $96,717,000, up from $35,433,000 a year earlier. The increase is attributable to the temporary staffing acquisitions and the continued interest in the use of contingent workers by financial services companies.

       Consolidated operating income increased $1,003,000 or approximately 163% to $1,619,000 for the three months ended September 30, 1997, compared to $616,000 for the three months ended September 30, 1996. Consolidated operating income for the nine months ended September 30, 1997, increased $2,747,000 or approximately 103% to $5,403,000 from $2,656,000 a year earlier. The increase is related to the internal growth from the executive search business as well as the results of the temporary staffing companies acquired in 1996 and 1997.

      Fully diluted earnings per share were $.05 for the third quarter of 1997 compared to a net loss of $.12 for the third quarter of 1996. For the nine months ended September 30, 1997, fully diluted earnings per share were $.28 compared to a net loss of $.10 for the same period in 1996. Included in the results for 1997 is an after tax gain of $805,000 or $.08 per fully diluted share which the company realized on its investment in Citigate Communications Group, Ltd. stock upon Citigate's merger with Incepta Group PLC. The results for nine months ended September 30, 1996 include $1,470,000 or $.23 per fully diluted share as a result of a deemed dividend related to the CompanyOs financing earlier in the year.

Human Resource Management

       Revenues from human resource management increased $19,155,000 to $37,486,000 for the three months ended September 30, 1997, from $18,331,000 for the same period last year. For the nine months ended September 30, 1997, revenues increased $60,961,000 to $93,738,000 compared to $32,777,000 from a year
earlier.   The  acquisitions of the temporary staffing  companies
accounted  for  a  majority  of the revenue  increase.  WhitneyOs revenues for the nine month period ended September 30, 1997 improved approximately 3.7% to $13,310,000 from $12,834,000 for the same period last year.

       Total operating expenses increased $18,489,000 to $35,616,000 for the quarter ended September 30, 1997, from $17,128,000 for the same period last year. Of the increase, $18,465,000 relates to the staffing companies acquired of which $16,469,000 is the direct cost of revenues relating to wages, taxes and benefits of worksite employees.

       Revenue from Asian operations increased $374,000 to $1,154,000 for the nine months ended September 30, 1997, from $780,000 for the same period last year. Despite the increase in revenues, WhitneyOs Asian operations experienced an operating loss of $260,000 for the nine months of 1997 compared to operating income of $160,000 for the same period last year. The operating loss was a direct result of start-up costs associated with operations in Hong Kong and Singapore. 1996 revenues reflect operations only from the Tokyo office.

      Operating income from human resource management services increased $1,078,000 to $1,869,000 for the three months ended September 30, 1997, compared to $791,000 for the same period last year. For the nine months ended September 30, 1997 operating income increased $2,534,000 to $6,623,000 from $4,089,000 last year. The increase can be attributed to the performance of the staffing companies as well as an improvement in the operating margins of Whitney.

 Advisory Services Segment

      Revenue from the advisory services offered by Furash were $1,119,000 for the quarter ended September 30, 1997, compared to $998,000 for the same period in 1996. For the nine months ended September 30, 1997 revenues increased $323,000 or approximately 12% to $2,979,000 from $2,656,000 for the same period in 1996.

      Total operating expenses increased $192,000 to $1,094,000 for the three months ended September 30, 1997, from $902,000 for the same period in 1996. For the nine months ended September 30, 1997, total operating expenses decreased $88,000 to $3,209,000 from $3,297,000 for the same period in 1996. The reduction in year to date expenses is the result of cost cutting initiatives implemented in 1996.

     Furash had operating income of $25,000 for the quarter ended September 30, 1997 as compared to operating income of $96,000 for the same period in 1996. For the nine months ended September 30, 1997, Furash posted an operating loss of $230,000, as compared to an the operating loss of $642,000 for the same period in 1996. While Furash continues to show operating losses, management is encouraged by the improvement the Company has achieved over the past twelve months.

Liquidity and Capital Resources

      Cash used in operations during the nine months ended September 30, 1997 was $3,094,000, as compared to cash provided by operations of $2,087,000 during the same period in 1996. The cash used in the current period was primarily attributable to the funding of accounts receivable related to the acquisitions of the temporary staffing companies in 1997 offset by cash generated from the companyOs positive operating results.

      The Company's working capital decreased to $1,218,000 at September 30, 1997, from $1,648,000 at December 31, 1996. The decline relates primarily to the acquisitions completed during the year as well as the capital expenditures in connection with relocation of the Company's New York staffing division. Management expects that the Company's working capital position will improve for the balance of 1997 into 1998 based upon anticipated positive operating results and will be sufficient to meet all of the working capital needs for the remainder of 1997.

      For the nine months ended September 30, 1997, the Company used $15,382,000 in investing activities, compared to cash used in investing activities of $10,493,000 for the same period last year. The Company used $16,503,000 to pay for the acquisitions it made during the first nine months of 1997. This was partially offset by the proceeds from the sale of a portion of the CompanyOs investment in Incepta. The cash used in the 1996 period was for the acquisition of the temporary staffing company made in May 1996.

       Total net cash provided by financing activities was $17,832,000 for the nine months ended September 30, 1997 compared to $8,916,000 for the same period in 1996. The cash generated in 1997 consisted of $13,569,000 of bank loans and an increase of $5,468,000 in the revolving credit line in connection with the staffing company acquisitions completed during 1997. The cash generated in 1996 related to the CompanyOs equity offering and the credit facility received in connection with the staffing company acquisition in May 1996.

      In  the  third  quarter  of 1997, 18  shares  of  Series  D
Preferred Stock, with a liquidation value of $900,000 were converted into 282,214 shares of common stock.

PART II.  OTHER INFORMATION

                EXHIBITS AND REPORTS ON FORM 8-K

EXHIBITS: Attached only to the electronic filing by the Company with the Securities and Exchange Commission is the Financial Data
Schedule,  Exhibit Reference Number 27, in accordance  with  Item
601(c) of Regulation S-B.

REPORTS ON FORM 8-K: On September 29, 1997, the Company filed a report on Form 8-K/A dated July 28, 1997 reporting under Item 7, the acquisition of Administrative Sales Associates Temporaries, Inc. and Administrative Sales Associates, Inc. (collectively "ASA"), and included with this report are the historical combined audited financial statements of ASA for the calendar years ended December 31, 1996 and 1995, and the historical unaudited combined financial statements of ASA for the period ended June 30, 1997 and 1996. The financial statements presented included the following:

    Report of Independent Auditors
    Combined Balance Sheets
    Combined Statements of Income and Retained Earnings
    Combined Statement of Cash Flows
    Notes to Combined Financial Statements

In addition, the pro forma financial information required by Item 7(b) included the pro forma condensed combined balance sheet as of June 30, 1997, giving effect to the acquisition of ASA and the pro forma condensed combined statements of operations of the Company for the year ended December 31, 1996, and the six months ended June 30, 1997, giving effect to the acquisition of ASA.

On October 14, 1997, the Company filed a report on Form 8-K dated September 29, 1997 reporting under Item 2 the acquisition of Quality Outsourcing, Inc. ("QOS"), and included with this report, under Item 7, are the historical audited financial statements of QOS for the calendar years ended December 31, 1996 and 1995 (audited), and for the periods ended July 4, 1997, and July 5, 1996 (unaudited), consisting of the following:

     Report of Independent Auditors
     Balance Sheets
     Statements of Income and Retained Earnings
     Statements of Cash Flows
     Notes to Financial Statements

In addition, the Company reported under Item 2, the acquisition of E.D.R. Associates, Inc. and Electronic Data Resources, L.L.C. (collectively referred to as "EDR"). Based on significance tests, historical financial statements of EDR were not required.

On November 14, 1997, the Company filed a report on Form 8-K/A dated September 29, 1997, reporting under Item 7, the acquisition of QOS, and included in this report are the pro forma condensed combined balance sheet as of June 30, 1997, giving effect to the acquisition of QOS and the pro forma condensed combined statements of operations of the Company for the year ended December 31, 1996, and the six months ended June 30, 1997, giving effect to the acquisition of QOS.

                           SIGNATURES

       In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                         HEADWAY CORPORATE RESOURCES, INC.


Date: November 14, 1997  By: (signature)
                         Barry S. Roseman, President and Chief
                         Operating Officer (Duly Authorized and
                         Principal Financial Officer)