Form 10KSB
period 1997-12-31
HEADWAY CORPORATE RESOURCES INC
filed 1998-03-06
CIK 914435

U.S. SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC 20549

                           FORM 10-KSB

[X]   Annual  report  pursuant to section  13  or  15(d)  of  the
Securities  Exchange  Act  of 1934  for  the  fiscal  year  ended
December 31, 1997, or

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

                 Common Stock, Par Value $0.0001

Check whether the issuer (1) filed all reports required to be filed by sections 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The issuer's revenues for its most recent fiscal year are $142,842,000.

The aggregate market value of voting stock held by non-affiliates computed on the basis of the last sale price on March 3, 1998, was $34,341,470.

As of December 31, 1997, the Registrant had outstanding 8,907,110 shares of Common Stock, par value $0.0001.

Documents incorporated by reference: Incorporated by reference in Part III of this report is the definitive proxy statement of the Company for the 1998 annual meeting of stockholders, which the Company proposes to file with the Commission on or before April 30, 1998.

                        TABLE OF CONTENTS

ITEM NUMBER AND CAPTION                                               Page

Part I

1.   Description of Business                                            3

2.   Description of Properties                                          8

3.   Legal Proceedings                                                  8

4.   Submission of Matters to a Vote of Security Holders                8

Part II

5.   Market for Common Equity and Related Stockholder Matters           9

6.   Management's Discussion and Analysis of Financial Condition        9
     and Results of Operations

7.   Financial Statements                                              12

8.   Changes in and Disagreements with Accountants                     12
     on Accounting and Financial Disclosure

Part III

9.   Directors, Executive Officers, Promoters and Control               *
     Persons; Compliance with Section 16(a) of the Exchange Act

10.  Executive Compensation                                             *

11.  Security Ownership of Certain Beneficial Owners and Management     *

12.  Certain Relationships and Related Transactions                     *

13.  Exhibits and Reports on Form 8-K                                  13

*      These  items  are  incorporated  by  reference  from   the
definitive proxy statement of the Company for the 1998 annual meeting of stockholders to be filed with the Securities and Exchange Commission on or before April 30, 1998.

                FORWARD-LOOKING STATEMENT NOTICE

     When used in this report, the words "may," "will," "expect," "anticipate," "continue," "estimate," "project," "intend," and similar expressions are intended to identify forward-looking statements within the meaning of Section 27a of the Securities Act of 1933 and Section 21e of the Securities Exchange Act of 1934 regarding events, conditions, and financial trends that may affect the Company's future plans of operations, business strategy, operating results, and financial position. Persons reviewing this report are cautioned that any forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties and that actual results may differ materially from those included within the forward-looking statements as a result of various factors. Such factors are discussed under the headings "Item 1. Description of Business," and "Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations," and also include general economic factors and conditions that may directly or indirectly impact the Company's financial condition or results of operations.

                             PART I

                ITEM 1.  DESCRIPTION OF BUSINESS

General

     Headway Corporate Resources, Inc. ("Headway" or the "Company"), is a provider of human resource and staffing services primarily to the financial services industry. The Company provides a broad range of human resource management services, including temporary staffing, information technology staffing, executive search, permanent placement, contract staffing, project consulting and management, payroll, and other outsourcing services related to employment. The Company has a strong presence in the financial services industry. Headway will continue to focus on this industry in the development and expansion of its business, because the Company believes there is a substantial untapped market for its services in this industry and because its core strengths of experience with the industry and human resources expertise enable it to develop unique, value-added staffing solutions for the financial services industry.

     The Company provides these services through its wholly-owned subsidiaries, Headway Corporate Staffing Services, Inc. ("Staffing Services") and Whitney Partners, L.L.C. ("Whitney"). Staffing Services was formed in 1996 to acquire the first of the Company's temporary staffing businesses based in New York City. In 1996 and 1997 Staffing Services made additional acquisitions of temporary and staffing businesses based in New York, North Carolina, and Connecticut, and opened an office in Southern California. Whitney has provided executive search and human resource management services in New York City since 1984. It provides similar services through its subsidiaries in London, Hong Kong, and Singapore, and an office in Tokyo.

     The Company's acquisitions and internal business development over the past two years have resulted in substantial growth for the Company. Total revenues in 1997 were $142,842,000, as compared to $53,389,000 in 1996 and $10,996,000 in 1995.
Staffing Services provides temporary and staffing services primarily in the Eastern United States and California, and employs approximately 5,700 temporary workers and consultants per week. Staffing Services contributed $125,316,000, or 88% to the Company's total revenues in 1997. Whitney services clients in major world financial centers and has grown its business internally and through new client and service opportunities resulting from acquisitions by Staffing Services. Whitney contributed $17,526,000, or 12% to the Company's total revenues in 1997. The Company will continue to pursue development of its business through acquisitions and internal growth.

      The  principal  offices of the Company are located  at  850
Third Avenue, New York, New York, 10022, where its telephone number is (212) 508-3560.

Industry, Market and Growth

     The temporary staffing industry, which has grown substantially over the past five years, continues to benefit from increased competitive pressures on businesses to reduce costs.
In recent years, businesses have increasingly used temporary staffing employees as a strategy for converting fixed labor costs to flexible, manageable costs and for meeting specialized or fluctuating employment requirements. According to National Association of Temporary Staffing Services, in 1996 the average number of daily temporary staffing employees as a percentage of the total U.S. workforce reached approximately 1.9%, up from approximately 1.0% in 1991. The Company believes this trend will continue as more businesses recognize the value associated with flexible workforce management.

     The Company focuses its services on the financial services industry. The financial services industry consists primarily of investment banking firms, banking institutions, insurance companies, credit card service companies, and other finance companies, and extends by association to real estate companies, appraisal firms, law firms, accounting firms, and other service companies that participate in the financial services industry. Headway's history of service in the industry, which began in 1984 with executive search services, enables it to understand the complexity of the products and services offered by the financial services industry, assist the client in identifying the human resources required to support those products and services, and develop industry specific solutions for the human resources needs of the client.

     The Company has realized substantial growth over the past two years, primarily due to the Company's acquisitions of temporary and staffing businesses. These acquisitions are indicative of the Company's strategy to expand its operations through a balance of growth through acquisitions and internal business development. The Company will seek to acquire full service staffing companies in cities throughout the United States that are regional financial service centers. These acquisitions will serve as "hubs" for regional development of the Company's business. The Company intends to develop each regional hub by acquiring and folding in smaller staffing companies. Headway's principal hubs are in the New York-New Jersey metropolitan area, North Carolina, Connecticut, and California. The Company is in the process of seeking new acquisitions to enhance its existing hubs and establish new regional hubs. A number of potential acquisition candidates have been identified by Headway and it has had preliminary discussions with several of these candidates regarding the possibility of acquisition. These discussions have resulted in letters of understanding to acquire four staffing companies in Florida, California, Virginia, and New England. Three of the acquisitions are expected to close by the end of March 1998, and the fourth is expected to close by the end of June 1998, but all of the acquisitions are subject to the Company completing its examination of the acquisition candidates, negotiating and executing final agreements, and obtaining the financing for the acquisitions.

     The Company's internal growth strategy focuses on promoting its traditional lines of business, focusing on what management perceives to be the fastest growing segment of the temporary staffing industry -- information technology and other highly skilled temporaries, and, to a lesser extent, cross-selling services offered by the Company's recent acquisitions. Traditionally, the temporary staffing industry has focused on providing clerical services to businesses. In the last several years, however, there has been an increase in demand for more highly skilled temporary employees, such as computer technicians and programmers, accountants, project managers, and other managerial positions. The more highly skilled workers are placed at higher compensation rates and produce a larger margin of profit for the Company. The Company intends to focus on the recruitment of skilled employees and developing this business in the coming year.

Workforce Services

     Temporary staffing services offered by the Company consist of providing employees to clients for periods ranging from one day to several months to satisfy a specific job skill need arising from absenteeism, special projects, fluctuations in the client's volume of business inherent in the business cycle, and other causes. The job skills required by clients and offered by the Company range from entry level clerks and secretaries to master administrative assistants, accountants, computer programmers and technicians, desktop publishing operators, and computer graphic specialists. The thrust of Headway's marketing approach for its services is "SmartSizing", which is a human resource management policy of controlling and minimizing the fixed cost of employees by expanding and contracting the client's workforce as needed to meet its specific business needs as they change. By using Headway's services, clients can make changes in workforce quickly without the administrative burden and cost of hiring and firing. For many of these clients, the Company provides on-site services, including administration, management, recruitment, screening, and training of contingent workforces.
In addition to helping clients control the size and cost of their workforces, Headway provides additional services, such as payrolling, which further reduce the employee administrative burden of clients and enables them to focus more on the pursuit of their primary business activities.

     Clients also utilize Headway's temporary staffing services as a means for locating and evaluating new personnel with a view to permanent employment. Clients are able to evaluate the abilities and productivity of workers during the period they are provided as temporary employees through the Company and make informed decisions on whether to retain the workers on a permanent basis, all without the administrative burden associated with adding the workers to their workforce from the outset.

     Many of the Company's clients use independent contractors on a regular basis to satisfy recurring needs for highly skilled workers in the areas of accounting, computer programming, computer graphics, and other areas requiring a high level of technical expertise. The use of independent contractors on a regular basis can create a number of problems for clients, including, the possibility that at any time the independent contractors will accept employment elsewhere that prevents them from being available to the clients when needed and the potential that independent contractors will be viewed by federal and state taxing authorities as employees rather than independent contractors for income tax withholding and benefits purposes. To mitigate these potential problems, Headway offers a service where it assumes the position of employer for the independent contractors, manages the scheduling of the independent contractors to make them available to service the needs of the clients, and implements income tax withholding and other employee benefit programs to ensure compliance with the legal requirements of employment under applicable federal and state laws.

     For temporary staffing, employee administration, and permanent placement services, the Company is compensated by charging a service fee based on a percentage of the total payroll of the employees under administration or percentage of the salary paid to permanent placements.

Executive Search Services

     Headway, through its subsidiary Whitney, is one of the leading executive search firms in the financial services industry. The Company uses a complete consultative approach with its clients, including, market analysis, product recommendations, and staffing new and existing business divisions of its clients. The Company conducts executive searches in a broad range of product areas in the financial services industry, including, investment banking, capital markets, leveraged financing, research, emerging markets, investment management, financial administration, and risk management. For permanent placement services, the Company is compensated by charging a service fee based on a percentage of the salary of the employees placed with clients.

Government Regulation

     The temporary staffing operations of the Company are affected by numerous federal, state and local laws relating to labor, tax, insurance, and employment matters. By entering into an employment relationship with employees who work at client company locations, the Company assumes certain obligations and responsibilities of an employer under these laws, which are subject to varying interpretations. The Company believes that its operations are in compliance in all material respects with all applicable federal and state statutes and regulations.

     Headway's costs could increase if there are any material changes in government regulations. Recent federal and certain state legislative proposals have included provisions extending health insurance benefits to employees not presently receiving such benefits and increasing the level of covered services under employer health insurance programs. Legislation enacted at the national level in 1997 substantially increased the cost of health insurance benefits, and it may be expected that national and state proposals currently under consideration would have a similar impact, if enacted. Increased health insurance costs affect the price competitiveness of the Company, as the Company attempts to attract and retain temporary workers and consultants with benefits that are competitive with other temporary staffing companies and at the same time remain competitive with these companies on fees charged clients for the services of temporary workers and consultants. There can be no assurance that Headway will be able to increase the fees charged to its clients in a timely manner and sufficient amount to cover increased costs related to any new benefits that may be extended to temporary employees.

Competition

     The Company faces competition in its efforts to attract clients as well as high-quality specialized employment candidates. The temporary staffing industry is highly competitive and fragmented, and there are limited barriers to entry in the industry. Headway competes with national, regional, and local full-service companies and specialized temporary staffing services, some of which have significantly greater marketing and financial resources than those of the Company. In many areas the local companies are the strongest competitors. However, there is a developing practice among large national and regional companies to make centralized purchasing decisions for temporary staffing services on a national or regional basis, which will increase competition in certain market segments including the financial services industry. The most significant competitive factors in the temporary and permanent placement businesses at the local and national levels are price and the reliability of service, both of which are often a function of the availability and quality of personnel. The Company believes that its niche strategy of being a quality, preeminent provider to a broad range of financial services and related clients will allow it to remain competitive.

     A significant element in the Company's growth strategy is to locate and acquire regional staffing businesses. The Company believes that further industry consolidation will continue during the next several years, and there is likely to be significant competition which could lead to higher prices being paid for such businesses. The Company believes that it will remain competitive in completing acquisitions as a result of its acquisition experience, the successful assimilation and integration of previous acquisitions, and its willingness to pay cash as consideration. However, no assurance can be given that the Company's acquisition program will continue to be successful.

Employees

     The Company presently has 234 full-time employees consisting of three executive officers, 193 management and supervisory employees, and 41 office employees. These numbers do not include temporary employees and independent contractors employed by the Company, who currently number approximately 5,700 persons. None of the Company's employees is represented by a labor union, and the Company considers its relations with its employees to be good and has not experienced any work stoppages or slowdowns.

Acquisitions and Divestitures, and Other Corporate Changes

     1997 Acquisitions

     In September 1997, Staffing Services acquired all of the capital stock of E.D.R. Associates, Inc., a Connecticut corporation, and substantially all the assets of Electronic Data Resources, L.L.C., a Connecticut limited liability company (collectively referred to as "EDR"). EDR is engaged in the business of offering information technology staffing and consulting services, and its principal office is located in Windsor, Connecticut.

     Also in September 1997, Staffing Services acquired substantially all the assets of Quality OutSourcing, Inc., a New
Jersey corporation engaged in the business of offering temporary staffing services, primarily in New York, New Jersey, and North
Carolina.

     In July 1997, Staffing Services acquired substantially all the assets of Administrative Sales Associates Temporaries, Inc., and Administrative Sales Associates, Inc. (collectively "ASA"), both New York corporations engaged in the business of offering permanent and temporary staffing services to the financial services industry. The principal offices of ASA are located in New York City.

     In March 1997, Staffing Services acquired substantially all the assets of Advanced Staffing Solutions, Inc. ("ASSI"), a North Carolina corporation engaged in the business of offering human resource management services similar to those offered by the Company. The principal offices of ASSI are located in Durham, North Carolina.

     1996 Acquisitions

     In May 1996, Staffing Services acquired Irene Cohen Temps, Inc., Corporate Staffing Alternatives, Inc., Certified Technical Staffing, Inc., and the operating assets of Irene Cohen Personnel, Inc. (collectively the "IC Group"), all of which are based in New York City, and offer temporary and staffing services. In October 1996, Staffing Services acquired the assets of Vogue Personnel Services, Inc., of New York City, which were incorporated into the operations of the IC Group.

     Divestitures

     In January 1995, the Company acquired Furash & Company, Inc., a Maryland corporation based in Washington, D.C. ("FCI"), engaged in the business of providing strategic planning and consulting services to the banking and financial service industries. On December 31, 1997, the Company sold FCI to InterBank/ Furash, Inc., a privately held corporation ("IBF"), in exchange for 1,500 shares of Series A Preferred Stock of IBF. In connection with the transaction, the Company also received a warrant to acquire up to 18% of the capital stock of FCI, on a fully diluted basis, which expires in January 2008. The sale of FCI represents a determination by the Company to focus on its core business of staffing solutions and human resource management and divest itself of non-core business activities.

     As of December 31, 1995, the Company sold certain assets pertaining to its former public relations, advertising, and financial notice business to Citigate Communications Group Limited, a limited company based in England ("Citigate") for an 18.3% interest in Citigate valued at $2,368,000 and the assumption by Citigate of $9,191,000 in liabilities. In March 1997, Citigate was acquired by Incepta Group plc, a publicly held company in the United Kingdom ("Incepta"). The Company received in exchange for its stock in Citigate 13,805,406 shares of Incepta plus an earnout based on the earnings of Incepta for the year ended September 30, 1997, payable in additional Incepta shares. The Company subsequently sold the 13,805,406 Incepta shares and recognized a gain of approximately $1,719,000. The Company is entitled to receive under the earnout 7,072,307 additional Incepta shares, which resulted in the Company recognizing an additional gain of $2,553,000 in 1997.

     Other Corporate Changes

     From 1993 through 1996, the Company issued shares of its preferred stock in connection with various financing and acquisition transactions. In 1997 all shares of Series A Convertible Preferred Stock were converted to 1,332,412 shares of common stock of the Company. In 1997 all but 572 shares of the Company's Series B Convertible Preferred Stock were converted to common stock, and the Company received at the beginning of 1998 notice of conversion with respect to the remaining 572 shares, which is expected to be completed before the end of March 1998.
A total of 684,485 common shares have, or will be, issued on conversion of the Series B Convertible Preferred Stock. All remaining shares of Series C Convertible Preferred Stock were converted to common stock in 1997, which resulted in the issuance of 39,489 common shares. As of January 1998, the last of the Series D Convertible Preferred Stock was converted to common stock, so that in 1997 and 1998, 623,928 common shares were issued on conversion of this series. Holders of the Series D Convertible Preferred Stock also received warrants to acquire 328,150 shares of the Company's common stock at an exercise price of $4.25 per share, which expire at the end of April 1999.

               ITEM 2.  DESCRIPTION OF PROPERTIES

     The Company leases its offices from unrelated parties. The following table is a description of the locations, lease rates, and expiration dates of the Company's office leases.

Location                 Monthly Rental      Lease Term Expires

850 Third Avenue            $74,700             October 2009
New York, New York

317 Madison Avenue          $34,200             January 2007
New York, New York

317 Madison Avenue          $11,900             December 2007
New York, New York

2003 Highway 54              $4,500               May 2002
Durham, North Carolina

7901 Strickland Road         $4,700              March 2002
Raleigh, North Carolina

Ten Univac Lane              $1,500             October 2001
Windsor, Connecticut

6865 Washington Blvd.        $2,500             January 2000
Montebello, California

17 Buckingham Gate          $12,200             February 2003
London, England

3-20 Toranomon 5-Chome       $9,300             October 1998
Minato-ku, Tokyo, Japan

Two Exchange Square         $11,400             October 2000
8 Connaught Place
Central, Hong Kong

Ocean Tower, Room 1004       $7,500              April 1999
Raffles Place, Singapore

     The Company receives monthly rental income based on a sub-lease agreement with Citigate for the office space at 850 Third
Avenue.  The monthly sublease rental income is approximately
$45,000, expiring December 2000.

                   ITEM 3.  LEGAL PROCEEDINGS

     The Company is party to certain legal proceedings arising from the normal course of its business. In the opinion of management, such proceedings involve matters and amounts that, if resolved adversely to the Company and not covered by insurance, would not have a material adverse effect on the Company or its financial position.

  ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted to a vote of security holders in the fourth quarter of 1997.

                            PART III

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Quotations for the Company's Common Stock are reported on the Nasdaq SmallCap Market System under the symbol "HDWY." The following table sets forth, for the respective periods indicated, the prices of the Company's Common Stock in the over-the-counter market, as reported and summarized by the Nasdaq SmallCap Market System. Such prices are based on inter-dealer bid prices, without markup, markdown, commissions, or adjustments and may not represent actual transactions.

Calendar Quarter Ended              Low Bid ($)     High Bid ($)

March 31, 1996                         2.00            4.375
June 30, 1996                          3.25            6.00
September 30, 1996                     3.00            4.9375
December 31, 1996                      3.375           5.125

March 31, 1997                         3.625           4.750
June 30, 1997                          3.00            4.625
September 30, 1997                     3.688           5.344
December 31, 1997                      4.125           5.938

     Since its inception, no dividends have been paid on the Company's Common Stock. Cumulative dividends accrued on the Series A Convertible Preferred Stock, Series C Convertible Preferred Stock, and Series D Convertible Preferred Stock of the Company at a rate of eight percent per annum on their respective liquidation values during 1997, but all outstanding shares of such preferred stock have been converted to Common Stock so the Company has no further dividend obligation with respect thereto. The Company intends to retain any earnings for use in its business activities, so it is not expected that any dividends on the Common Stock will be declared and paid in the foreseeable future.

     At December 31, 1997, there were approximately 227 holders of record of the Company's Common Stock.

   ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                            CONDITION
                    AND RESULTS OF OPERATIONS

Results of Operations

Overview

     In 1997 the Company continued to execute its strategy of becoming a full service provider of human resource management and staffing services primarily serving the financial services industry. The Company completed four acquisitions and expanded into three new markets during the year. In addition, the Company entered into letters of understanding with four additional staffing companies and is in negotiation with several others. To finance these and future acquisitions, the Company announced its plans for $110,000,000 of new financing.

     The Company is expecting to continue to grow both internally and through additional acquisitions. In 1997, the Company experienced internal growth of 20% while achieving record revenues, net income, and earnings per share. While there are a number of competitive companies in the staffing industry, the Company believes that its strategy of focusing on the financial services industry is unique, as is its ability to provide a broad range of human resource services.

     In March 1997, the Company acquired substantially all of the assets of Advanced Staffing Solutions, Inc., ("ASSI") a North Carolina-based provider of temporary staffing and human resource management services. The principal offices of ASSI are located in Durham, North Carolina.

     In July 1997, the Company acquired substantially all of the assets of Administrative Sales Associates, Inc., and Administrative Sales Associates Temporaries, Inc. (collectively, OASAO), both New York corporations engaged in the business of offering permanent and temporary staffing services to the financial services industry. The principal offices of ASA are located in New York City.

     In September 1997, the Company acquired substantially all of the assets of Quality OutSourcing, Inc., a New Jersey corporation engaged in the business of offering temporary staffing and outsourcing services, primarily in New Jersey, New York, and North Carolina.

     Also in September 1997, the Company acquired all of the capital stock of E.D.R. Associates, Inc., and substantially all the assets of Electronic Data Resources, L.L.C. (collectively OEDRO). EDR is engaged in the business of offering information technology staffing and consulting services. The principal office of EDR is located in Windsor, Connecticut.

     Funding for these acquisitions was provided by debt financing obtained from ING Capital Corporation (OINGO), the lender for the CompanyOs acquisitions in 1996. In connection with these acquisitions, ING increased the CompanyOs credit facility from $15,000,000 to $50,000,000.

     In January 1998, the Company signed commitment letters for $110,000,000 of proposed new financing consisting of a $75,000,000 Senior Credit Facility and $35,000,000 of junior financing. The new financing will be used to refinance existing debt, make additional acquisitions and for general working capital purposes.

     In February and March 1998, the Company announced that it has signed letters of understanding with four staffing companies: three temporary staffing companies located in Southern California, Florida, and Virginia, and an information technology staffing company located in Connecticut. Three of these transactions are expected to close by the end of the first quarter of 1998, and the fourth is expected to close by the end of the second quarter of 1998.

     In December 1997, the Company completed the sale of Furash & Company, Inc. ("FCI"), in exchange for 1,500 shares of preferred stock in a privately held corporation. The Company recorded a loss on the sale of approximately $2,700,000 net of tax. Accordingly, FCI's results of operations for 1997 and 1996 are included in discontinued operations. This divestiture marked the completion of the CompanyOs plan to divest all non-core business segments, allowing it to focus on its core business of human resource management and staffing services.

     During 1997, the Company realized a gain of approximately
$4,272,000 on its investment in Incepta.

     The services of the Company are targeted to the financial services industry, and it is expected that this focus will continue in the current year. Accordingly, the performance of the Company has been, and will continue to be heavily dependent on the performance of the financial services industry.

Consolidated

     Consolidated revenues increased $89,453,000 to $142,842,000 for the year ended December 31, 1997, from $53,389,000 for the year ended December 31, 1996. The increase in revenues for 1997 is attributable to a full year of the IC Group and Vogue acquisitions, which were completed in May and October 1996, respectively, as well as the other acquisitions of temporary staffing companies completed during 1997. All acquisitions were effected through the Company's subsidiary, Headway Corporate Staffing Services, Inc. ("Staffing Services"). In addition, the Company experienced internal growth in 1997 of 20% as a result of the continued dependence by the CompanyOs customers on the use of contingent workers. The Company believes that this trend will continue in 1998.

     The executive search subsidiary, Whitney Partners, L.L.C. ("Whitney") contributed $17,526,000 to consolidated revenues in 1997, an increase of $1,218,000 from $16,308,000 in 1996. This increase is due to the continued strong performance in the financial services industry and the related increase in the hiring activities of WhitneyOs clients.

     Total operating expenses increased $85,685,000 to $135,437,000 for the year ended December 31, 1997, from $49,752,000 for the year ended December 31, 1996. Of the increase, $74,693,000 relates to the increase in direct costs which are the wages, taxes, and benefits of worksite employees of Staffing Services. Furthermore, direct costs as a percentage of revenues increased in 1997 as compared to 1996 as a result of the increase in the percentage of the Company's total revenues attributable to the workforce business of Staffing Services. The balance of the increase relates to the operating expenses associated with the acquisitions of the staffing companies in late 1996 and 1997. The total of general and administrative and depreciation and amortization expenses decreased as a percentage of consolidated revenues to 21.7% in 1997 from 37.6% in 1996. This percentage is expected to continue to decrease as the Company grows.

     Whitney's operating expenses increased $1,273,000 to $14,569,000 for the year ended December 31, 1997 as compared to $13,296,000 for the same period last year. The increase relates to additional compensation expense directly attributable to the increase in revenue and start-up costs for WhitneyOs new Hong Kong and Singapore offices.

     Consolidated net income from continuing operations increased $4,059,000 to $5,805,000 for the year ended December 31, 1997, compared to consolidated net income from continuing operations of $1,746,000 for the year ended December 31, 1996. The increase in 1997 relates to the acquisitions of the staffing companies in late 1996 and 1997, a gain of approximately $4,272,000 on the CompanyOs investment in Incepta, and a reversal of a loan reserve of $750,000. Consolidated net income was $2,806,000 for the year ended December 31, 1997, compared to consolidated net income of $1,182,000 for the year ended December 31, 1996. Included in consolidated net income are losses after tax from discontinued operations of $2,999,000 in 1997 and $564,000 in 1996.

     The Company's operations were not significantly impacted by inflation during the years ended December 31, 1997 and 1996, and it is not anticipated that inflation will have any significant impact on the Company's results of operations for at least the next year.

     The software in use at the Company is not susceptible to year 2000 problems because the database does not store dates as plain text. Dates are converted into an internal date format that does not rely on the year to determine the century. New software will conform to the same type of internal date storage specifications and, therefore, escape problems in the next century.

Discontinued Operations

     In December 1997, the Company sold its wholly-owned subsidiary FCI. The sale of FCI has been accounted for as a discontinued operations and the prior years financial statements have been restated to reflect the discontinuation of the advisory services segment.

     FCI had a loss after tax for the year ended December 31, 1997, of $301,000 compared to a loss after tax of $564,000 for the same period in 1996. In addition, the Company recorded a loss on the disposal of the segment of approximately $2,700,000.

Liquidity and Capital Resources

     Cash used in operating activities was $5,808,000 in 1997 as a result of an increase in accounts receivable primarily from the revenue growth of Staffing Services. In 1996, cash generated from operating activities was $319,000. This is a trend that is likely to continue as the Company continues to grow the staffing business. In January 1998, the Company signed commitment letters for $110,000,000 of proposed new financing which will be used to refinance existing debt, for future acquisitions, and for general working capital. Management is of the opinion, however, that cash on hand, amounts available under current credit facilities, and cash from its operations will be sufficient to meet its operating needs in 1998.

     At December 31, 1997, the Company had working capital of $450,000 compared to working capital at December 31, 1996, of $2,138,000. This decrease is the result of current earnout obligations affecting non-current assets, which will be paid with the CompanyOs revolving credit facility with ING. Estimated cash earnout payments to be made in 1998 are $3,667,000, of which $2,200,000 are included in current liabilities at December 31, 1997. Management anticipates that working capital will improve in 1998 if the Company's performance continues at present levels. Management estimates that cash flow from operations in 1998, as well as the availability under the existing credit facility with ING, will be sufficient for meeting payment obligations and working capital needs as they arise.

     Total cash generated from financing activities was $20,025,000 for the year ended December 31, 1997, compared to $12,542,000 in fiscal 1996. Cash from financing activities in 1997 was primarily related to the net proceeds from the ING financing arrangement. In 1996, cash generated from financing activities included the net proceeds from ING of $12,850,000 and the sale of the CompanyOs preferred stock of $6,267,000, offset by the repayment of loans outstanding prior to the ING financing of $5,675,000.

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

                            PART III

     The information required by each of the Items listed below is incorporated herein by reference to the definitive proxy statement of the Company for the 1998 annual meeting of stockholders, which the Company proposes to file with the Securities and Exchange Commission on or before April 30, 1998:

     Information required by "Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act," is incorporated by reference to the proposed caption "Directors and Executive Officers" in the proxy statement;

     Information required by "Item 10. Executive Compensation," is incorporated by reference to the proposed caption "Executive
Compensation" in the proxy statement;

     Information required by "Item 11. Security Ownership of Certain Beneficial Owners and Management," is incorporated by reference to the proposed caption "Security Ownership of Management and Principal Stockholders" in the proxy statement; and

     Information required by "Item 12.  Certain Relationships and
Related Transactions," is incorporated by reference to the proposed caption "Certain Relationships and Related Transactions" in the proxy statement.

                            ITEM 13.
                EXHIBITS AND REPORTS ON FORM 8-K

      Copies of the following documents are included as exhibits to this report pursuant to Item 601 of Regulation S-B.

Exhibits.

Exhibit     SEC Ref.     Title of Document                      Location
No.         No.
1           (3)(i)       Certificate ofIncorporation (1)        1996 Fm10-K
                                                                Ex. No. 1

2           (3)(ii)      By-Laws (1)                            1996 Fm10-K
                                                                Ex. No. 2

3           (4)          Certificate of Designation             1996 Fm10-K
                           of Preferred Stock (1)               Ex. No. 3

5           (2)          Asset Purchase Agreement dated         Mar/Fm8-K
                           March 31, 1997 (2)                   Ex. No. 1

6           (2)          Asset Purchase Agreement dated         Jul/Fm8-K
                           July 28, 1997 (3)                    Ex. No. 1

7           (2)          Asset Purchase Agreement dated         Sep/Fm8-K
                           September 29, 1997 (4)               Ex. No. 1

8           (4)          Fourth Amended and Restated Credit     This Filing
                           Agreement dated September 15, 1997   Page E-1

9           (4)          Security Agreement dated               Fm8-K
                           May 31, 1996 (5)                     Ex. No. 9

10          (4)          Warrant Agreement dated                Fm8-K
                           May 31, 1996 (5)                     Ex. No. 10

11          (4)          Registration Rights Agreement          Fm8-K
                           dated May 31, 1996 (5)               Ex. No. 11

12          (21)         Subsidiaries of the Company            This Filing
                                                                Page E-104

13          (23)         Consent of Ernst & Young LLP           This Filing
                                                                Page E-105

14          (27)         Financial Data Schedule                This Filing
                                                                Page E-106

(1) Each of these exhibits are included in the Company's annual report on Form 10-KSB, for the fiscal year ended December 31, 1996, and filed with the Securities and Exchange Commission on March 27, 1997, and are incorporated herein by this reference. The reference under the column "Location" is to the exhibit number in the report on Form 10-KSB.

(2) This exhibit is included in the Company's current report on Form 8-K, dated March 31, 1997, and filed with the Commission on April 14, 1997, and is incorporated herein by this reference. The reference under the column "Location" is to the exhibit number in the report on Form 8-K.

(3) This exhibit is included in the Company's current report on Form 8-K, dated July 28, 1997, and filed with the Commission on August 6, 1997, and is incorporated herein by this reference. The reference under the column "Location" is to the exhibit number in the report on Form 8-K.

(4) This exhibit is included in the Company's current report on Form 8-K, dated September 29, 1997, and filed with the Commission on October 14, 1997, and is incorporated herein by this reference. The reference under the column "Location" is to the exhibit number in the report on Form 8-K.

(5) Each of these exhibits are included in the Company's current report on Form 8-K, dated May 31, 1996, and filed with the Commission on June 14, 1996, and are incorporated herein by this reference. The reference under the column "Location" is to the exhibit number in the report on Form 8-K.

FORM 8-K FILINGS

     On October 14, 1997, the Company filed a report on Form 8-K dated September 29, 1997 reporting under Item 2 the acquisition of Quality Outsourcing, Inc. (OQOSO), and included with this report, under Item 7, are the historical audited financial statements of QOS for the calendar years ended December 31, 1996 and 1995 (audited), and for the periods ended July 4, 1997, and July 5, 1996 (unaudited), consisting of the following:

     Report of Independent Auditors
     Balance Sheets
     Statements of Income and Retained Earnings
     Statements of Cash Flows
     Notes to Financial Statements

In addition, the Company reported under Item 2, the acquisition of E.D.R. Associates, Inc. and Electronic Data Resources, L.L.C. (collectively referred to as OEDRO). Based on significance tests, historical financial statements of EDR were not required.

     On November 14, 1997, the Company filed a report on Form 8-K/A dated September 29, 1997, reporting under Item 7, the acquisition of QOS, and included in this report are the pro forma condensed combined balance sheet as of June 30, 1997, giving effect to the acquisition of QOS, and the pro forma condensed combined statements of operations of the Company for the year ended December 31, 1996, and the six months ended June 30, 1997, giving effect to the acquisition of QOS.

                           SIGNATURES

      In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    HEADWAY CORPORATE RESOURCES, INC.

Date:   March 4, 1998               By:  Barry S. Roseman, President
                                         (Signature)

      In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated:  March 4, 1998            Gary S. Goldstein (Signature)
                                 Principal Executive Officer, Director

Dated:  March 4, 1998            Barry S. Roseman (Signature)
                                 Principal Financial and Accounting
                                 Officer, Director

Dated:  March 5, 1998            G. Chris Andersen (Signature)
                                 Director

Dated:  March 4, 1998            Edward E. Furash (Signature)
                                 Director

Dated:  March 4, 1998            Ehud D. Laska (Signature)
                                 Director

Dated:  March 4, 1998            Richard B. Salomon (Signature)
                                 Director

Dated:  March __, 1998           Bruce R. Ellig (No Signature)
                                 Director

Dated:  March 4, 1998            Glen R. Sergeon(Signature)
                                 Director

       Headway Corporate Resources, Inc. and Subsidiaries

           Index to Consolidated Financial Statements






                            Contents

Report of Independent Auditors                                        F- 2
Consolidated Balance Sheet as of December 31, 1997                    F- 3
Consolidated Statements of Operations for the years ended
 December 31, 1997 and 1996                                           F- 5
Consolidated Statements of Stockholders' Equity for the years ended
 December 31, 1997 and 1996                                           F- 6
Consolidated Statements of Cash Flows for the years ended
 December 31, 1997 and 1996                                           F-10
Notes to Consolidated Financial Statements                            F-12

                 Report of Independent Auditors

The Board of Directors and Stockholders
Headway Corporate Resources, Inc.

We have audited the consolidated balance sheet of Headway Corporate Resources, Inc. as of December 31, 1997 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the two years in the period then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Headway Corporate Resources, Inc. at December 31, 1997 and the consolidated results of their operations and their cash flows for each of the two years in the period then ended in conformity with generally accepted accounting principles.


                                                ERNST & YOUNG LLP


New York, New York
February 17, 1998,
except for Note 4, as to which
the date is March 3, 1998

       Headway Corporate Resources, Inc. and Subsidiaries

                   Consolidated Balance Sheet

                        December 31, 1997
                     (Dollars in Thousands)


Assets
Current assets:
Cash and cash equivalents                                          $   2,472
Accounts receivable, trade, net of allowance for
doubtful accounts of $371                                             27,332
Prepaid expenses and other current assets                                368
 Due from related party                                                  638
 Total current assets                                                 30,810

Property and equipment, net                                            2,181

Intangibles, net of accumulated amortization of $1,437                28,079
Deferred financing costs                                               2,821
Deferred income taxes                                                    426
Other assets                                                           3,019
Total assets                                                        $ 67,336

       Headway Corporate Resources, Inc. and Subsidiaries

                        December 31, 1997
                     (Dollars in Thousands)


Liabilities and stockholders' equity
Current liabilities:
 Accounts payable and accrued expenses                              $  3,987
 Line of credit                                                       13,404
 Capital lease obligations, current portion                              199
 Long-term debt, current portion                                       1,855
 Accrued payroll                                                       8,097
 Income taxes payable                                                    618
 Other liabilities                                                     2,200
Total current liabilities                                             30,360

Capital lease obligations, less current portion                          318
Long-term debt, less current portion                                  19,059
Deferred rent                                                          1,147

Commitments and contingencies

Stockholders' equity:
 Preferred stock-$.0001 par value, 5,000,000 shares authorized:
  Series B, convertible preferred stock-$.0001
   par value, 6,858 shares authorized, 572 issued
   and outstanding (aggregate liquidation value $200)                    200
  Series D, convertible preferred stock-$.0001 par
   value, 44 shares authorized, 4 issued and
   outstanding (aggregate liquidation value $200)                        200
  Series E, convertible preferred stock-$.0001
   par value, 575,000 shares authorized, none
   issued and outstanding
 Common stock-$.0001 par value, 20,000,000 shares authorized
  8,907,110 shares issued and outstanding                                  1
 Additional paid-in capital                                           13,247
 Cumulative translation adjustments                                       41
 Notes receivable                                                       (285)
 Retained earnings                                                     3,048
Total stockholders' equity                                            16,452
Total liabilities and stockholders' equity                          $ 67,336

See accompanying notes.

       Headway Corporate Resources, Inc. and Subsidiaries

              Consolidated Statements of Operations
                     (Dollars in Thousands)


                                                     Year ended December 31
                                                      1997            1996

Revenues                                           $ 142,842        $ 53,389

Operating expenses:
 Direct costs                                        104,396          29,703
 General and administrative                           29,588          19,535
 Depreciation and amortization                         1,453             514
                                                     135,437          49,752

Operating income from continuing operations            7,405           3,637

Other (income) expenses:
 Interest expense                                      2,662           1,088
 Interest income                                        (104)            (91)
 Gain on sale of investment                           (4,272)              -
 Other (income) expense, net                            (750)            (51)
                                                      (2,464)            946
Income from continuing operations before
 income tax expense                                    9,869           2,691

Income tax expense (benefit):
 Current                                               3,589           1,775
 Deferred                                                475            (830)
                                                       4,064             945

Income from continuing operations                      5,805           1,746

Discontinued operations:
 Loss from operations of discontinued segment
  (net of income tax benefit of $95 and $245)           (301)           (564)
 Loss on disposal of segment (net of
  income tax benefit of $117)                         (2,698)              -
 (Loss) from discontinued operations                  (2,999)           (564)
Net income                                             2,806           1,182

Deemed dividend on preferred stock                         -          (1,470)
Preferred dividend requirements                         (137)           (276)
Net income (loss) available for common stockholers $   2,669      $     (564)

Basic earnings (loss) per common share:
 Continuing operations                             $     .79      $        -
 Discontinued operations                                (.42)           (.11)
 Net income (loss)                                 $     .37      $     (.11)

Diluted earnings (loss) per common share:
 Continuing operations                             $     .58      $        -
 Discontinued operations                                (.30)           (.11)
 Net income (loss)                                 $     .28      $     (.11)


See accompanying notes.

       Headway Corporate Resources, Inc. and Subsidiaries

         Consolidated Statements of Stockholders' Equity
                     (Dollars in Thousands)


                                 Series A Convertible    Series B Convertible
                                   Preferred Stock         Preferred Stock
                                   Shares    Amount       Shares     Amount

Balance-December 31, 1995          2,800     $ 700        6,858     $ 2,400
 Issuance of preferred stock           -         -            -           -
 Notes receivable                      -         -            -           -
 Conversion of preferred stock         -         -            -           -
 Change in par value                   -         -            -           -
 Retirement of treasury stock          -         -            -           -
 Repayment of notes receivable         -         -            -           -
 Warrants issued in connection
  with financing transactions          -         -            -           -
 Fair value of warrants issued         -         -            -           -
 Preferred stock dividends             -         -            -           -
 Translation adjustment                -         -            -           -
 Net income                            -         -            -           -
Balance-December 31, 1996          2,800       700        6,858       2,400
 Conversion of preferred stock    (2,800)     (700)      (6,286)     (2,200)
 Retirement of treasury stock          -         -            -           -
 Repayment of notes receivable         -         -            -           -
 Issuance of stock for acquisition     -         -            -           -
 Exercise of options and warrants      -         -            -           -
 Fair value of warrants issued         -         -            -           -
 Preferred stock dividends             -         -            -           -
 Translation adjustment                -         -            -           -
 Net income                            -         -            -           -
Balance-December 31, 1997              -     $   -          572     $   200

       Headway Corporate Resources, Inc. and Subsidiaries

                     (Dollars in Thousands)


                                 Series C Convertible    Series D Convertible
                                   Preferred Stock         Preferred Stock
                                   Shares    Amount       Shares     Amount

Balance-December 31, 1995             -     $     -          -      $     -
 Issuance of preferred stock        150       3,000         80        4,000
 Notes receivable                     -           -          -            -
 Conversion of preferred stock     (145)     (2,900)       (43)      (2,150)
 Change in par value                  -           -          -            -
 Retirement of treasury stock         -           -          -            -
 Repayment of notes receivable        -           -          -            -
 Warrants issued in connection
   with financing transactions        -           -          -            -
 Fair value of warrants issued        -           -          -            -
 Preferred stock dividends            -           -          -            -
 Translation adjustment               -           -          -            -
 Net income                           -           -          -            -
Balance-December 31, 1996             5         100         37        1,850
 Conversion of preferred stock       (5)       (100)       (33)      (1,650)
 Retirement of treasury stock         -           -          -            -
 Repayment of notes receivable        -           -          -            -
 Issuance of stock for acquisition    -           -          -            -
 Exercise of options and warrants     -           -          -            -
 Fair value of warrants issued        -           -          -            -
 Preferred stock dividends            -           -          -            -
 Translation adjustment               -           -          -            -
 Net income                           -           -          -            -
Balance-December 31, 1997             -     $     -          4      $   200

       Headway Corporate Resources, Inc. and Subsidiaries

                     (Dollars in Thousands)


                                      Notes                       Additional
                                    Receivable     Common Stock     Paid-in
                                      Amount     Shares    Amount   Capital

Balance-December 31, 1995            $      -   4,597,358  $   46  $  2,592
 Issuance of preferred stock                -           -       -         -
 Notes receivable                        (507)          -       -         -
 Conversion of preferred stock              -   1,818,050       -     5,178
 Change in par value                        -           -     (45)       45
 Retirement of treasury                     -    (113,960)      -      (577)
 Repayment of notes receivable             50           -       -         -
 Warrants issued in connection
  with financing transactions               -           -       -     1,867
 Fair value of warrants issued              -           -       -      (734)
 Preferred stock dividend                   -           -       -         -
 Translation adjustment                     -           -       -         -
 Net income                                 -           -       -         -
Balance-December 31, 1996                (457)  6,301,448       1     8,371
 Conversion of preferred stock              -   2,565,775       -     4,799
 Retirement of treasury stock               -     (83,462)      -      (438)
 Repayments of notes receivable           172           -       -         -
 Issuance of stock for acquisition          -     121,066       -       500
 Exercise of options and warrants           -       2,283       -         5
 Fair value of warrants issued              -           -       -        10
 Preferred stock dividend                   -           -       -         -
 Translation adjustment                     -           -       -         -
 Net income                                 -           -       -         -
Balance-December 31, 1997            $   (285)  8,907,110  $    1  $ 13,247

       Headway Corporate Resources, Inc. and Subsidiaries

                     (Dollars in Thousands)




                                   Cumulative       Retained        Total
                                   Translation      Earnings    Stockholders'
                                   Adjustment       (Deficit)       Equity

Balance-December 31, 1995           $   90         $    (527)    $   5,301
 Issuance of preferred stock             -                 -         7,000
 Notes receivable                        -                 -          (507)
 Conversion of preferred stock           -                 -           128
 Change in par value                     -                 -             -
 Retirement of treasury stock            -                 -          (577)
 Repayment of notes receivable           -                 -            50
 Warrants issued in connection
  with financing transactions            -                 -         1,867
 Fair value of warrants issued           -                 -          (734)
 Preferred stock dividends               -              (276)         (276)
 Translation adjustment                (10)                -           (10)
 Net income                              -             1,182         1,182
Balance-December 31, 1996               80               379        13,424
 Conversion of preferred stock           -                 -           149
 Retirement of treasury stock            -                 -          (438)
 Repayment of notes receivable           -                 -           172
 Issuance of stock for acquisition       -                 -           500
 Exercise of options and warrants        -                 -             5
 Fair value of warrants issued           -                 -            10
 Preferred stock dividends                              (137)         (137)
 Translation adjustment                (39)                -           (39)
 Net income                              -             2,806         2,806
Balance-December 31, 1997           $   41         $   3,048     $  16,452

See accompanying notes.

       Headway Corporate Resources, Inc. and Subsidiaries

              Consolidated Statements of Cash Flows
                     (Dollars in Thousands)


                                                     Year ended December 31
                                                      1997            1996

Net income                                          $  2,806        $  1,182
Adjustments to reconcile net income to net cash
 provided by (used in) operating activities:
  Gain on sale of investment                          (4,272)              -
  Loss on disposal of segment                          2,698               -
  Depreciation and amortization                        2,253           1,099
  Deferred income taxes                                  475            (830)
  Changes in assets and liabilities:
   Accounts receivable                               (14,471)         (4,163)
   Prepaid expenses and other current assets              54             622
   Other assets                                          264            (329)
   Accounts payable and accrued expenses               1,211             347
   Accrued payroll                                     4,222           2,092
   Income taxes payable                                 (568)            260
   Deferred rent                                           -              39
   Changes in working capital related to
    discontinued operations                             (480)              -

Net cash provided by (used in) operating activities   (5,808)            319

Investing activities
Expenditures for property and equipment                 (695)           (286)
Repayment from notes receivable                          172              50
Advances to employees                                      -            (257)
Due from related parties                                   -            (167)
Proceeds from sale of investment                       4,363               -
Cash paid for acquisitions                           (16,512)        (12,139)
Other assets                                             (42)           (107)
Net cash used in investing activities                (12,714)        (12,906)

Financing activities
Cash pledged                                               -              85
Net change in revolving credit line                    9,554               -
Proceeds from long-term debt                          14,352          12,850
Repayment of long-term debt                           (2,641)         (5,675)
Payment of capital lease obligations                    (136)            (72)
Payments of loan acquisition fees                     (1,051)           (857)
Sale of preferred stock                                    -           6,267
Cash dividends paid                                      (53)            (56)
Net cash provided by financing activities             20,025          12,542

       Headway Corporate Resources, Inc. and Subsidiaries

                     (Dollars in Thousands)


                                                     Year ended December 31
                                                      1997            1996
Effect of exchange rate changes on
  cash and cash equivalents                        $    (39)       $    (10)

Increase (decrease) in cash and cash equivalents      1,464              (55)
Cash and cash equivalents at beginning of year        1,008            1,063
Cash and cash equivalents at end of year           $  2,472        $   1,008

Supplemental disclosures of cash flow information
Cash paid during the year for:
 Interest                                          $  2,016        $     736
 Income taxes                                      $  2,870        $   1,043

Supplemental schedule of noncash investing and financing activities

In December 1997, an officer and in December 1996, the officer and a former employee sold 83,462 and 113,960 shares of common stock valued at $438,000 and $577,000, respectively, to the Company which was used to reduce amounts due to the Company from these individuals.

See accompanying notes.

     Headway Corporate Resources, Inc. and Subsidiaries

         Notes to Consolidated Financial Statements

                      December 31, 1997



1. Organization

Headway Corporate Resources, Inc. and its wholly-owned subsidiaries (i) Headway Corporate Staffing Services, Inc. ("HCSSI") and its wholly-owned subsidiaries and (ii) Whitney Partners LLC and its United Kingdom and Asian Subsidiaries ("WPI"), (collectively referred to as the "Company") provide a wide range of human resource management services. HCSSI provides temporary and permanent staffing and related services, primarily in the New York, New Jersey and Connecticut tri-state area and in North Carolina through its offices in New York City, California, Connecticut and North Carolina. WPI is engaged in providing human resource management, primarily to the financial services market, with offices and principal markets in New York, London, Tokyo, Hong Kong and Singapore.

In December 1997, the Company sold its wholly-owned subsidiary Furash & Company, Inc. ("FCI"), which was engaged in providing management and consulting advisory services, primarily to the financial services market, throughout the United States through its office in Washington, D.C. The disposal of FCI has been accounted for as a discontinued operation and the prior years financial statements have been restated to reflect the discontinuation of the advisory services segment.

In 1997 and 1996, HCSSI purchased the stock or certain assets of several temporary staffing agencies (see Note 6). The results of operations of the companies acquired are included in the consolidated statements of operations from the various dates of acquisition.

2. Summary of Significant Accounting Policies

Principles of Consolidation

The  consolidated financial statements include the  accounts of  Headway  Corporate Resources, Inc. and its  subsidiaries
after   elimination   of  all  intercompany   accounts   and
transactions.

Revenue Recognition

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

     Headway Corporate Resources, Inc. and Subsidiaries

2. Summary of Significant Accounting Policies (continued)

Cash Equivalents

Cash equivalents are comprised of certain highly liquid investments with a maturity of three months or less when purchased.

Property and Equipment

Property and equipment are stated at cost. Depreciation is computed utilizing the straight-line method over the estimated useful lives of the assets which range from three to seven years. Leasehold improvements are amortized utilizing the straight-line method over the lesser of the useful life of the leasehold or the term of the lease.

Deferred Rent

The Company leases premises under leases which provide for periodic increases over the lease term. Pursuant to Statement of Financial Accounting Standards No. 13, "Accounting for Leases," the Company records rent expense on a straight-line basis. The effect of these differences is recorded as deferred rent.

Deferred Taxes

The Company provides for deferred taxes pursuant to Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," which requires the recognition of deferred taxes utilizing the liability method.

Cumulative Translation Adjustments

Balance sheet accounts of WPI's United Kingdom and Asian subsidiaries are translated using year end exchange rates. Statement of operations accounts are translated at monthly average exchange rates. The resulting translation adjustment is recorded as a separate component of stockholders' equity.

Goodwill

Goodwill is amortized utilizing the straight-line method over a period of 20 to 30 years. The Company periodically evaluates the carrying value and the periods of amortization of goodwill based on the current and expected future non-discounted income from operations of the entities giving rise to the goodwill to determine whether events and circumstances warrant revised estimates of carrying value or useful lives.

     Headway Corporate Resources, Inc. and Subsidiaries

2. Summary of Significant Accounting Policies (continued)

Deferred Financing Costs

Deferred   financing  costs  are  amortized  utilizing   the
straight-line method over the term of the related debt.

Earnings Per Share

In  1997,  the  Financial Accounting Standards Board  issued
Statement No. 128, Earnings per Share. Statement 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been presented, and where appropriate, restated to conform to the Statement 128 requirements.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk include cash and cash equivalents and accounts receivable arising from its normal business activities. The Company places its cash and cash equivalents with high credit quality financial institutions.

The Company believes that its credit risk regarding accounts receivable is limited due to the large number of entities comprising the Company's customer base. In addition, the Company routinely assesses the financial strength of its customers and, based upon factors surrounding the credit risk of its customers, establishes an allowance for uncollectible accounts, where appropriate and, as a consequence, believes that its accounts receivable credit risk exposure is limited.

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

Reclassifications

Certain 1996 balances have been reclassified to conform to the 1997 presentation.

     Headway Corporate Resources, Inc. and Subsidiaries

2. Summary of Significant Accounting Policies (continued)

Stock Based Compensation

The Company accounts for its stock-based compensation plans using the provisions of Accounting Principles Board Opinion
No.  25,  "Accounting for Stock Issued to  Employees"  ("APB
25").

Under the provisions of "Accounting for Stock-Based Compensation" ("SFAS 123"), companies can elect to account for stock-based compensation plans using a fair-value based method or continue measuring compensation expense for those plans using the intrinsic value method prescribed in APB 25. SFAS 123 requires that companies electing to continue using the intrinsic value method make pro forma disclosures of net income and earnings per share as if the fair-value based method  of  accounting  had been applied.  The  Company  has elected to account for stock based compensation in accordance with the provisions of APB 25 (See Note 8).

3. Property and Equipment

Property and equipment at December 31, 1997 consists of the following:

 Leasehold improvements                            $    881,000
 Furniture and fixtures                               1,043,000
 Office and computer equipment                        1,405,000
                                                      3,329,000
 Less accumulated depreciation and amortization       1,148,000
                                                   $  2,181,000

4. Due from Related Parties and Related Party Transactions

In December 1997, the Chairman repaid approximately $290,000 of amounts due from him. The remaining $638,000 due from him as of December 31, 1997 was repaid on March 3, 1998. Accordingly, a $750,000 reserve against such receivable previously established in 1992 was reversed, and is included in other income in the accompanying statement of operations for the year ended December 31, 1997.

During 1996, certain other borrowings and accrued interest, aggregating $197,000, were repaid in their entirety by the Chairman.

     Headway Corporate Resources, Inc. and Subsidiaries

4.  Due  from Related Parties and Related Party Transactions
(continued)

A director of the Company is an employee of an entity that provides financial advisory services to the Company. In
1996, the Company paid $582,500 and issued warrants to purchase 240,000 shares of common stock at $4.25 per share to this entity for such services. The warrants were valued at $270,000. Financial advisory services provided in 1996 related to the Company's debt and equity financings and, accordingly, these expenses were allocated between share issuance expenses ($160,000) and deferred financing expenses ($110,000).

During  the  years  ended December 31, 1997  and  1996,  the
Company    paid   approximately   $282,000   and   $246,000,
respectively, to an entity, whose partner is a member of the Board of Directors, for legal services.

5. Long-Term Debt and Credit Facilities

Under the terms of a credit agreement entered into with ING U.S. Capital Corporation ("ICC") in May 1996, the Company obtained a revolving line of credit of $6,000,000 and a term loan of $9,000,000. In connection with this financing agreement, the Company granted to ICC a Series E Warrant to purchase 575,000 shares of Series E Convertible Preferred Stock of the Company at $.02 per share exercisable at any time through May 31, 2004. At December 31, 1997, such warrants could be converted into approximately 572,000 shares of common stock. The Series E Warrant was valued by an independent appraiser at $1,757,000 and is being amortized over the period of the term loan.

In 1997, amendments were made to the credit agreement resulting in three term loans with principal balances of $7,675,000, $7,360,000 and $5,425,000 as of December 31,
1997. These term loans are payable in varying quarterly installments and bear interest at varying rates which ranged from 9.16% to 9.40% per annum at December 31, 1997. Under the amended agreement, the Company's revolving line of credit, due on demand, was increased to $17,000,000 bearing interest at varying rates based on LIBOR (8.66% per annum at December 31, 1997).

Substantially all assets of the Company have been pledged as collateral for this credit agreement. The credit agreement places limits on annual capital expenditures and requires the Company to meet certain financial ratios, as defined.

In  connection  with an acquisition made in July  1997  (see
Note 6), the Company entered into a $451,000 note payable to the seller. This note is payable in six equal semiannual installments commencing in January 1998 and bears interest at 6% per annum.

     Headway Corporate Resources, Inc. and Subsidiaries

5. Credit Facilities (continued)

In  connection  with the Company's May 31, 1996  acquisition
(see Note 6), the Company assumed a $500,000 loan. This loan bore interest at 8.25% per annum and the outstanding balance was repaid in December 1997.

Annual maturities of long-term debt as of December 31, 1997 are as follows:

             Year ending December 31:
               1998                              $  1,855,000
               1999                                 2,399,000
               2000                                 2,736,000
               2001                                 2,841,000
               2002                                 1,750,000
               Thereafter                           9,333,000
                                                 $ 20,914,000

6. Acquisitions

In May 1996, the Company acquired all of the capital stock and certain assets of four related New York staffing agencies for cash of $9,230,000 plus $500,000, payable based upon future earnings. The purchase price for the capital stock, including transaction expenses of $491,000, exceeded the fair value of net assets acquired, resulting in goodwill of $6,700,000.

In October 1996, the Company purchased certain assets of a temporary staffing agency for cash of $2,418,000, including transaction expenses of $18,000 of which $280,000 was allocated to a covenant not-to-compete. Goodwill resulting from this transaction amounted to $2,118,000. The covenant not-to-compete is being amortized over four years.

In March 1997, the Company purchased certain assets of a North Carolina corporation that provides temporary staffing services, for a purchase price of up to $7,000,000, of which $4,000,000 was paid in March 1997, and up to an additional $3,000,000 is payable in July 1998 based on future earnings. At December 31, 1997, $2,200,000 of such additional
consideration   has  been  recorded  with  a   corresponding
increase to goodwill. The purchase price, including transaction expenses of $189,000, exceeded the fair value of assets acquired resulting in goodwill of $6,289,000.

In July 1997, the Company acquired substantially all the assets of two New York corporations engaged in the business of offering permanent and temporary staffing services to the financial services industry. The purchase price consisted of $4,000,000 in cash, promissory notes in the aggregate amount of $451,000, 121,066 shares of the Company's restricted common stock valued at $500,000 and an earnout based on future earnings. The earnout is payable in cash and common stock. The purchase price, including transaction expenses of $201,000, exceeded the fair value of the assets acquired resulting in goodwill of $5,152,000.

     Headway Corporate Resources, Inc. and Subsidiaries

6. Acquisitions (continued)

In September 1997, the Company acquired substantially all of the assets of a New Jersey corporation engaged in the business of offering temporary staffing services. The purchase price was $795,000 in cash, plus an earnout based on future earnings. The Company also advanced $140,000 to the seller, which will be offset against the earnout. The purchase price, including transaction expenses of $103,000, exceeded the fair value of assets acquired resulting in goodwill of $1,038,000.

In September 1997, the Company acquired all of the outstanding stock of a Connecticut corporation and substantially all of the assets of a Connecticut limited liability company affiliated with the corporation. These entities are engaged in the business of offering information technology staffing and consulting services. The purchase price was $7,000,000 in cash, assumption of liabilities of approximately $893,000 plus an earnout based on future earnings. The purchase price, including transaction expenses of $84,000, exceeded the fair value of assets acquired resulting in goodwill of $6,123,000.

The aforementioned acquisitions have been accounted for as purchases and have been included in the Company's operations from the dates of the respective purchases. Any additional purchase price based on future earnings related to the aforementioned acquisitions will be recorded as additional goodwill upon the determination that the earnouts have been met.

The pro forma unaudited consolidated results of operations assuming consummation of the above-mentioned transactions as of the beginning of the respective periods, are as follows:

                                                   Year ended December 31
                                                    1997           1996

  Total revenue                                 $164,972,000    $108,197,000
  Net income                                       3,160,000       1,106,000
  Net income (loss) available
   for common stockholders                         3,023,000        (640,000)
  Earnings per share:
   Basic                                              $.42           $(.13)
   Diluted                                            $.30           $(.13)

     Headway Corporate Resources, Inc. and Subsidiaries

7. Stockholders' Equity

In 1997, 2,800 shares of Series A 8% cumulative convertible preferred stock that were outstanding as of December 31, 1996 were converted into 1,332,412 shares of common stock.

In 1995, 6,858 shares of Series B convertible preferred stock were issued for all of the capital stock of FCI. The Series B preferred stock was convertible into a minimum of 628,600 shares and a maximum of 685,744 shares of common stock and participated fully with the common stock in all dividends. The holders of 6,286 shares of Series B Preferred Stock converted their shares into 628,600 shares of common stock in 1997. The remaining 572 shares of Series B convertible preferred stock at December 31, 1997 are convertible into a maximum of 57,144 shares of common stock.

In April 1996, the Company issued 150 shares of Series C 8% convertible preferred stock for $3,000,000. Warrants to purchase 240,000 shares of common stock at $4.25 per share were issued to related parties for services rendered in connection with this transaction. The Series C preferred stock was convertible to common stock of the Company at the lesser of $4.558125 or 80% of the market price of Company's common stock. In 1997 and 1996, the holders of 5 and 145 shares of Series C preferred stock, respectively, converted their shares into common stock.

In June 1996, the Company completed a private placement of 80 shares of Series D 8% convertible preferred stock for $4,000,000. The Series D preferred stock is convertible to common stock of the Company at the lesser of $5.21065 or 80% of the market price of the Company's common stock. In addition, on conversion, the holders of Series D convertible preferred stock are entitled to receive a warrant to purchase one share of common stock at an exercise price of $4.25 per share, for every four shares of common stock issued upon conversion. The guaranteed discount on conversion ($1,000,000) and the valuation of warrants to be issued upon conversion, which amounted to $470,000 (based on an independent appraisal), was deemed to be a dividend for purposes of calculating net income available to common stockholders. Accordingly, a deemed dividend of $1,470,000 was recorded and shown as a reduction to earnings available to common stockholders for the year ended December 31, 1996. In 1997 and 1996, the holders of 33 and 43 shares of Series D preferred stock, respectively, converted their shares into common stock. In addition, warrants to purchase 130,743 and 184,470 shares of common stock, respectively, at $4.25 per share were issued upon conversion.

     Headway Corporate Resources, Inc. and Subsidiaries

7. Stockholders' Equity (continued)

In December 1997 the Chairman and, in December 1996, the Chairman and a former employee of the Company, sold 83,462 and 113,960 shares of common stock, respectively, at the then current market price of $438,000 and $577,000, respectively, to the Company. Such amount was used to reduce amounts due to the Company from these individuals. The shares purchased by the Company were retired.

In May 1996, the Company loaned a total of $507,000 to ten employees of the Company at 8% interest per annum payable quarterly over a term of five years. The funds were used by the employees to purchase a total of 2,170 shares of the Company's Series A Convertible Preferred Stock from the then current Series A Convertible Preferred stockholder. Such Series A Convertible Preferred Stock was converted into common stock in 1997. The loans outstanding are collateralized by common stock and assets with a value in excess of the principal amount of each loan.

In April 1996, the Company issued warrants to purchase 200,000 shares of common stock at $3.50 per share as consideration for services rendered in connection with equity financing obtained by Company and investor relations services.

In November 1997, warrants to purchase 50,000 shares of common stock at $5.25 per share were issued for financial advisory services to be performed over a two year period. Such warrants were valued at approximately $52,000 and are being amortized over the two year period.

At December 31, 1997, approximately 5,647,000 shares of common stock have been reserved for future issuance as follows:

  Convertible Preferred Stock                                 118,000
  Warrants issued and issuable upon conversion of
    Series D Preferred Stock                                  328,000
  Series E Warrants                                           572,000
  Stock Incentive Plan                                      3,770,000
  Other Warrants                                              859,000
                                                            5,647,000

At December 31, 1997, all warrants issued by the Company are fully vested and have exercise prices ranging from $.02 to $5.25.

     Headway Corporate Resources, Inc. and Subsidiaries

8. Earnings per Share
The following table sets forth the computation of basic and diluted earnings per share for the years ended December 31, 1997 and 1996:

                                                       1997          1996
Numerator:
 Income from continuing operations                 $ 5,805,000   $ 1,791,000
 Discontinued operations                            (2,999,000)     (609,000)
 Deemed dividend on preferred stock                          -    (1,470,000)
 Preferred dividend requirements                      (137,000)     (276,000)
 Numerator for basic earnings per share-net income
  (loss) available for common stockholders           2,669,000      (564,000)

 Effect of dilutive securities:
  Preferred dividend requirements                      137,000             -
  Numerator for diluted earnings per share-net
   income (loss) available for common
   stockholders after assumed conversions          $ 2,806,000   $  (564,000)

Denominator:
 Denominator for basic earnings per
  share-weighted average shares                      7,223,462     4,995,523
 Effect of dilutive securities:
  Stock options                                        373,984             -
  Warrants                                             746,340             -
 Convertible preferred stock                         1,758,412             -
 Dilutive potential common stock                     2,878,736     4,995,523
 Denominator for diluted earnings per
  share-adjusted weighted-average
  shares and assumed conversions                    10,102,198     4,995,523

Basic earnings (loss) per share                        $.37          $(.11)
Diluted earnings (loss) per share                      $.28          $(.11)

     Headway Corporate Resources, Inc. and Subsidiaries

9. Income Taxes

Income tax expense from continuing operations consists of the following:

                                                     December 31
                                                  1997         1996
   Current:
    Domestic                                 $ 3,545,000    $1,737,000
    Foreign                                       44,000        38,000
                                               3,589,000     1,775,000
   Deferred expense (benefit):
    Domestic                                     475,000      (830,000)
   Total deferred expense (benefit)              475,000      (830,000)
                                             $ 4,064,000    $  945,000

The components of deferred tax assets and liabilities are as follows:

                                                     December 31,
                                                         1997
   Deferred tax assets:
    Deferred rent                                    $   528,000
    Allowances for doubtful accounts                     150,000
                                                         678,000

   Deferred tax liabilities:
    Depreciation                                         (29,000)
    Intangibles                                          (51,000)
    Cash to accrual adjustments                         (172,000)
                                                        (252,000)
                                                     $   426,000

The Company recorded a change in the valuation allowance of $69,000 for the year ended December 31, 1996.

     Headway Corporate Resources, Inc. and Subsidiaries

9. Income Taxes (continued)

A reconciliation of the statutory Federal income tax rate to the effective rates is as follows:

                                                                December 31
                                                               1997     1996

   Statutory rate                                               34%      34%
   State and local income taxes (net of federal tax benefit)     6       22
   Deferred tax benefit                                          -      (21)
   Other                                                         1        -
   Effective tax rate                                           41%      35%

10. Stock Incentive Plan

Pursuant to the Company's Stock Incentive Plan (the "Plan"), up to 3,771,567 options to purchase common stock were reserved for grant. The Plan provides for the granting of stock options, stock appreciation rights and stock awards. Stock options intended to be incentive stock options will be granted at prices equal to at least market price on the date of the grant. A summary of the activity in the Plan is as follows:

                                                Number      Weighted Average
                                               of Shares     Exercise Price

 Outstanding at December 31, 1995               593,500           $2.86
 Granted                                        719,950            3.28
 Canceled                                       (92,503)           2.85
 Outstanding at December 31, 1996             1,220,947            3.12
 Granted                                        641,962            4.13
 Canceled                                      (161,964)           2.91
 Exercised                                       (1,033)           2.55
 Outstanding at December 31, 1997             1,699,912            3.52

 Exercisable at December 31, 1996               374,225           $2.74
 Exercisable at December 31, 1997               758,443           $3.32

Options   generally  vest  equally  over  3  years.  Options
outstanding as of December 31, 1997 have exercise prices ranging from $2.50 to $5.50 per share.

     Headway Corporate Resources, Inc. and Subsidiaries

11. Stock Based Compensation

Pro forma information regarding net income and earnings per share is required by SFAS 123, and has been determined as if the Company had accounted for its employee stock options and warrants under the fair value method of SFAS 123. The fair value for these options and warrants was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1997 and 1996:

                   Assumption                     1997          1996

      Risk-free rate                              5.65%         6.6%
      Dividend yield                                 0%           0%
      Volatility factor of the expected market
       price of the Company's common stock         .62          .50
      Average life                               3 years       3 years

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock has characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options and stock appreciation rights.

For purposes of pro forma disclosures, the estimated fair value of the options and warrants is amortized to expense over the vesting period of the options and warrants. The
Company's pro forma information is as follows:

                                                   1997          1996

  Pro forma net income (loss) available
   for common stockholders                     $ 2,112,000   $  (897,000)
  Pro forma earnings per share:
   Basic                                          $  .29        $(.18)
   Diluted                                        $  .21        $(.18)

The weighted average fair value of options granted during the years ended December 31, 1997 and 1996 was $1.84 and $1.32, respectively. The weighted average remaining contractual life of options exercisable at December 31, 1997 is 7.9 years.

     Headway Corporate Resources, Inc. and Subsidiaries

12. Commitments and Contingencies

The Company leases office space under operating leases which expire through 2009. The leases provide for additional rent based on increases in operating costs and real estate taxes. The Company also leases equipment under capital leases expiring at various times through 2001.

Future minimum lease payments under capital leases and noncancelable operating leases (shown net of $538,000 of sublease income per annum through 2000) with remaining terms of one year or more are as follows at December 31, 1997:

                                                   Capital       Operating
                                                   Leases         Leases

 1998                                           $   238,000     $ 1,602,000
 1999                                               195,000       1,468,000
 2000                                               128,000       1,424,000
 2001                                                25,000       1,805,000
 2002                                                     -       1,714,000
 Thereafter                                               -       8,997,000
 Total minimum lease payments                       586,000     $17,010,000
 Less amounts representing interest                  69,000
 Present value of net minimum lease payments        517,000
 Less current portion                               199,000
 Long-term portion                              $   318,000

Included in property and equipment at December 31, 1997 are assets recorded under capital leases with a cost of $714,000 and accumulated depreciation and amortization of $140,000. Amortization of assets recorded under capital leases is included with depreciation expense.

Rent expense, including escalation charges, for the years ended December 31, 1997 and 1996 was $1,661,000 (net of sublease income of $538,000) and $1,524,000 (net of sublease income of $628,000), respectively.

The Company is party to litigation arising out of the normal course of its business. In the opinion of management, all matters are adequately covered by insurance or, if not covered, are without merit or are of such kind or involve such amounts, as would not have a material adverse effect on the financial position of the Company if disposed of unfavorably.

     Headway Corporate Resources, Inc. and Subsidiaries

13. Retirement Plan

The Company had four 401(k) plans covering substantially all its domestic employees. One plan required the Company to make matching contributions equal to 25% of the employees' contributions. Company contributions into the plan, which have been charged to operations, totaled $53,000 and $55,000 for the years ended December 31, 1997 and 1996, respectively. Effective January 1, 1998, the Company replaced the existing 401(k) plans covering substantially all employees. The new plan does not require a matching contribution by the Company.

14. Major Customer

For the year ended December 31, 1997, one customer accounted for  10%  of  revenues  from continuing operations.  Another
customer  accounted  for  11% of revenues   from  continuing
operations for the year ended December 31, 1996.

15. Geographic Information


                                          Year ended December 31, 1997
                                      United
                                      States    Europe    Asia   Consolidated

Revenue                             $ 138,148  $ 3,247   $ 1,447    $ 142,842
Income (loss) from
 continuing operations                  7,364       26        15        7,405
Other expense (income)                 (2,445)     (19)        -       (2,464)
Income from continuing operations
 before income tax expense              9,809       45        15        9,869
Identifiable assets                    65,438    1,390       508       67,336

                                          Year ended December 31, 1996
                                      United
                                      States    Europe    Asia   Consolidated

Revenue                            $  47,742   $ 4,557   $ 1,090    $  53,389
Income (loss) from
 continuing operations                 3,635        35       (33)       3,637
Other expense (income)                   950        (4)        -          946
Income from continuing operations
 before income tax expense             2,685        39       (33)       2,691
Identifiable assets                   30,627     1,642       143       32,412

     Headway Corporate Resources, Inc. and Subsidiaries

16. Discontinued Operations

In   December   1997,  the  Company  sold  its  wholly-owned
subsidiary FCI to InterBank/Furash, Inc. ("IBF") in exchange for 1,500 shares of Series A Preferred Stock of IBF. In addition, the Company provided a short-term working capital advance to FCI of $250,000 which was repaid within a week following the sale. In consideration for providing the short-term loan, the Company received a warrant to purchase approximately 18% of the outstanding common stock of FCI at an exercise price of $.10 per share. FCI has had recurring losses and, accordingly, no value was assigned to the Series A Preferred Stock or warrant. The sale of FCI has been accounted for as a discontinued operation and the prior year's statement of operations have been restated to reflect the discontinuation of FCI. The loss on the disposal of the segment represents the write-off of (i)unamortized goodwill related to the purchase of FCI in 1995 amounting to
approximately  $1,500,000  and  (ii)  advances  to  FCI   of
$1,200,000.

17. Gain on Sale of Investment

In December 1995, the Company adopted a formal plan to discontinue its marketing communications segment and entered into an agreement to exchange substantially all of the operating assets of the segment to Citigate Communications Group Limited ("Citigate")for an 18.3% interest in Citigate valued at $2,368,000 and the assumption by Citigate of $9,191,000 in liabilities. In March 1997, Citigate was acquired by Incepta Group, plc. ("Incepta"), a United Kingdom public company. The Company received 13,805,406 shares of Incepta in exchange for its investment in Citigate. The Company sold these shares in March and October 1997 for $4,363,000 and recognized a gain of approximately $1,719,000. The Company was also entitled to an additional 7,072,307 shares of Incepta if Incepta meets certain earnings targets for the year ended September 30, 1997. In October 1997, the Company was advised that such targets had been met and, accordingly, an additional gain of approximately $2,553,000 was recognized. The shares receivable are included in other assets as of December 31, 1997.

18. Subsequent Event

In January 1998, the Company entered into non-binding commitment letters for (i) a revolving credit facility of $75,000,000, (ii) subordinated debt financing of approximately $11,667,000 and (iii) a commitment for the purchase of $23,333,000 of Series F Convertible Preferred Stock to be issued by the Company. The proceeds from these financings will be used for future acquisitions, to refinance certain existing indebtedness and working capital. However, there can be no assurances that such financings will occur.