Form 10-Q
period 1998-03-31
HEADWAY CORPORATE RESOURCES INC
filed 1998-05-13
CIK 914435

U.S. SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549

                              FORM 10-Q

     [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
           EXCHANGE ACT OF 1934

           For the quarterly period ended March 31, 1998

                                 OR

     [   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
           EXCHANGE ACT OF 1934

           For the transition period from         to

                           Commission File No. 0-23170

                         HEADWAY CORPORATE RESOURCES, INC.
               (Exact name of registrant as specified in its charter)

                 DELAWARE                              75-2134871
           (State of other jurisdiction            (I.R.S. Employer
          of incorporation or organization)        Identification No.)

                     850 Third Avenue, New York, New York 10022
                       (Address of principal executive offices)

                                   (212) 508-3560
                           (Registrant's telephone number)


                (Former name, former address and former fiscal year,
                         if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                       Yes  [ X ]   No [    ]

          APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
            PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Exchange Act subsequent to the distribution of securities under a plan confirmed by a court.

                       Yes  [   ]   No [    ]

                APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuerOs classes of common equity, as of the latest practicable date:
9,762,578 shares of common stock.

                              FORM 10-Q
         HEADWAY CORPORATE RESOURCES, INC. AND SUBSIDIARIES

                                INDEX

                                                                       Page

PART I.     Financial Information

            Financial Statements

               Unaudited Consolidated Balance Sheets-
               March 31, 1998 and December 31, 1997                      3

               Unaudited Consolidated Statements of Operations
               Three Months Ended March 31, 1998 and 1997                4

               Unaudited Consolidated Statements of Cash Flows
               Three Months Ended March 31, 1998 and 1997                5

               Notes to Consolidated Financial Statements                6

            Management's Discussion and Analysis of
            Financial Condition and Results of Operations                9


PART II.    Other Information                                           11


Signatures                                                              11

                  Headway Corporate Resources, Inc.

                     Consolidated Balance Sheets
                             (Unaudited)
                       (Dollars In Thousands)

                                            March 31, 1998   December 31, 1997
Assets
Current assets:
Cash and cash equivalents                       $    4,160          $    2,472
Accounts receivable, trade, net                     35,326              27,332
Due from related party                                   -                 638
Prepaid expenses and other current assets            1,608                 368
Total current assets                                41,094              30,810

Property and equipment, net                          2,762               2,181

Intangibles, net                                    38,896              28,079
Deferred financing costs                             1,486               2,821
Other assets                                         3,081               3,445
Total assets                                    $   87,319          $   67,336


Liabilities and stockholders' equity
Current liabilities:
Accounts payable and accrued expenses           $    5,638          $    4,605
Accrued payroll                                      7,968               8,097
Long-term debt, current portion and line
  of credit                                            146              15,259
Capital lease obligations, current portion             190                 199
Other liabilities                                    2,200               2,200
Total current liabilities                           16,142              30,360

Long-term debt, less current portion                34,236              19,059
Capital lease obligations, less current portion        327                 318
Deferred rent                                        1,147               1,147

Stockholders' equity
Preferred stock--$.0001 par value, 5,000,000
shares authorized:
Series B, convertible preferred stock-$.0001 par
 value, 6,858 shares authorized, none and 572 issued
 and outstanding in 1998 and 1997 respectively           -                 200
Series D, convertible preferred stock-$.0001 par
 value, 44 shares authorized, none and 4 issued
 and outstanding in 1998 and 1997 respectively           -                 200
Series E, convertible preferred stock-$.0001 par
 value, 575,000 shares authorized, none issued
 and outstanding                                         -                   -
Series F, convertible preferred stock-$.0001 par
 value, 1,000 shares authorized, issued and
 outstanding [aggregate liquidation value $20,000]  20,000                   -
Common stock-$.0001 par value, 20,000,000 shares
 authorized, 9,138,236 and 8,907,110 issued and
 outstanding in 1998 and 1997 respectively               1                   1
Additional paid-in capital                          12,796              13,247
Cumulative translation adjustments                      69                  41
Notes receivable                                      (223)               (285)
Retained earnings                                    2,824               3,048
Total stockholders' equity                          35,467              16,452
Total liabilities and stockholdersO equity       $  87,319           $  67,336

                       See accompanying notes

                  Headway Corporate Resources, Inc.

                Consolidated Statements of Operations
                             (Unaudited)
                       (Dollars In Thousands)


                                                  Three months ended March 31,

                                                           1998       1997

Revenues:                                              $  57,718     $  22,077

Operating expenses:
Direct costs                                              43,120        14,433
General and administrative                                10,877         5,609
Depreciation and amortization                                489           225
                                                          54,486        20,267

Operating income from continuing operations                3,232         1,810

Other expenses (income):
Interest expense                                             983           430
Interest income                                              (32)           (8)
Gain on sale of investment                                     -        (1,219)
                                                             951          (797)

Income from continuing operations before income
 tax expense and extraordinary item                        2,281         2,607

Income tax expense                                         1,011         1,053

Income from continuing operations before
 extraordinary item                                        1,270         1,554

Gain from discontinued operations                              -             5

Income before extraordinary item                           1,270         1,559

Extraordinary item--Loss on early retirement of
 debt (net of income tax benefit of $1,241)               (1,457)            -

Net income (loss)                                           (187)        1,559

Preferred dividend requirements                              (37)          (52)
Net income (loss) available for common stockholders     $   (224)    $   1,507

Basic earnings (loss) per common share:
 Continuing operations                                  $    .14     $     .22
 Extraordinary item                                         (.16)           --
 Net income (loss)                                      $   (.02)    $     .22

Diluted earnings (loss) per common share
 Continuing operations                                  $    .12     $     .16
 Extraordinary item                                         (.14)           --
 Net income (loss)                                      $   (.02)    $     .16

See accompanying notes

                  Headway Corporate Resources, Inc.

                Consolidated Statements of Cash Flows
                             (Unaudited)
                           (In thousands)

                                                  Three months ended March 31,
                                                         1998          1997
Operating activities
Net Income                                            $   (187)      $   1,559
Adjustments to reconcile net income (loss) to net
 cash (used in) operating activities:
  Loss on early retirement of debt                       1,457               -
  Depreciation and amortization                            489             269
  Amortization of deferred financing costs                 166             136
  Deferred income taxes                                     96             (16)
  Gain on sale of investment                                 -          (1,219)
  Changes in assets and liabilities net of
    effect of acquisitions:
     Accounts receivable                                (6,869)           (420)
     Prepaid expenses and other current assets            (493)           (842)
     Accounts payable and accrued expenses               1,133            (651)
     Accrued payroll                                      (336)         (1,325)
     Income taxes payable                                 (143)            464
Net cash (used in) operating activities                 (4,687)         (2,045)

Investing activities
Expenditures for property and equipment                   (275)           (258)
Repayment from employees                                    62              36
Repayment from related party                               638               -
Proceeds from sale of investment                             -           1,642
Cash paid for acquisitions, net of cash acquired       (11,722)         (4,169)
Net cash (used in) investing activities                (11,297)         (2,749)

Financing activities
Issuance of preferred stock                             18,668               -
Net change in revolving credit line                    (13,404)          1,529
Proceeds from long-term debt                            34,000           4,000
Repayment of long-term debt                            (20,532)           (250)
Payment of capital lease obligations                       (50)            (18)
Payments of loan acquisition fees                       (1,529)           (332)
Proceeds from exercise of options and warants              491               -
Net cash provided by financing activities               17,644           4,929

Effect of exchange rate changes on
 cash and cash equivalents                                  28             (23)

Increase (decrease) in cash and cash equivalents         1,688             112
Cash and cash equivalents at beginning of period         2,472           1,008
Cash and cash equivalents at end of period            $  4,160       $   1,120

Supplemental disclosures of cash flow information
Cash paid during the year for:
Interest                                              $    724       $     293
Income taxes                                          $  1,270       $    304

                  HEADWAY CORPORATE RESOURCES, INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           March 31, 1998

(1)  BASIS OF PRESENTATION

             These financial statements are presented on a consolidated basis and include the results of operations of the parent corporation, Headway Corporate Resources, Inc., and its wholly-owned subsidiaries (i) Headway Corporate Staffing Services, Inc. and its wholly-owned subsidiaries (OHCSSIO) and (ii) Whitney Partners LLC and its United Kingdom and Asian subsidiaries (OWPIO), (collectively referred to as the OCompanyO).

            In the opinion of management, the accompanying unaudited financial statements included in this Form 10-Q reflect all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the results of operations for the periods presented. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.

             For   further  information,  refer  to  the   financial
statements and footnotes included in the CompanyOs Form 10-KSB for the year ended December 31, 1997.

(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

           Comprehensive Income - As of January 1, 1998, the Company adopted Statement 130, Reporting Comprehensive Income. Statement 130 establishes new rules for the reporting and display of comprehensive income and its components, however, the adoption of this Statement had no impact on the CompanyOs net income or shareholdersO equity. Statement 130 requires foreign currency translation adjustments, which prior to adoption were reported
separately  in  shareholdersO  equity,  to  be  included  in   other
comprehensive income. During the first quarter of 1998 and 1997, total comprehensive income (loss) amounted to $(159,000) and $1,536,000.

            Reclassifications - Certain reclassifications of 1997 balances have been made to conform to the 1998 presentation.

(3) ACQUISITIONS

          In March 1998, the Company acquired directly and through its subsidiaries three businesses in three separate transactions. The Company acquired substantially all of the assets of Cheney Associates and Cheney Consulting Group of New Haven, Connecticut, for approximately $3,772,000 paid at closing, plus an earnout for certain periods through the end of 2000 equal to a percentage of the earnings, as defined, for those periods before interest, taxes and amortization attributable to the assets acquired. The Company also acquired substantially all of the assets of the Southern Virginia offices of Select Staffing Services, Inc. for approximately $2,993,000 paid at closing, plus an earnout for certain periods through the end of March 2001, equal to a percentage of the earnings, as defined, for those periods before interest, taxes and amortization attributable to the assets acquired. The Company acquired all of the outstanding capital stock of Shore Resources, Incorporated, of Los Angeles, California, for approximately $5,051,000 paid at closing, plus an earnout for certain periods through the end of March 2001, equal to a percentage of the earnings, as defined, for those periods before interest, taxes and amortization attributable to the assets acquired. The purchase price for these acquisitions exceeded the fair value of assets acquired resulting in goodwill of approximately $11,700,000.

          The aforementioned acquisitions were accounted for under the purchase method of accounting and their results of operations have been included in the accompanying financial statements from their respective dates of acquisition. Any additional purchase price based on future earnings related to the aforementioned acquisitions will be recorded as goodwill upon the determination that the earnouts have been met.

          The pro forma unaudited consolidated results of operations assuming consummation of the above mentioned transactions, and the acquisitions in 1997, as of the beginning of the respective periods, are as follows:

                                           Three months ended March 31,
                                               1998          1997
Total revenue                              $ 65,217,000  $ 39,646,000
Net income (loss)                              (114,000)    1,903,000
Net  income (loss) available
for common stockholders                        (151,000)    1,851,000

Earnings per share:
 Basic                                     $       (.02) $        .29
 Diluted                                   $       (.02) $        .19

 (4) DEBT AND EQUITY TRANSACTIONS

           In March 1998, the Company completed debt and equity financing totaling $105,000,000. The financing includes a $75,000,000 senior credit facility, $10,000,000 of senior subordinated notes, and $20,000,000 of Series F Convertible Preferred Stock. The Company retired its credit facility with ING (U.S.) Capital Corporation for $37,998,000 from the proceeds of the new financing.

           The senior credit facility is payable within five years with mandatory reductions of $5,000,000 in March 2001 and $10,000,000 in March 2002. This revolving credit facility bears interest at varying rates based on LIBOR (7.22% per annum at March 31, 1998). The Company incurred expenses in connection with the issuance of the senior credit facility of $827,000 which have been deferred and are being amortized over the five year life of the debt. As of March 31, 1998, $24,000,000 was drawn on this facility. Substantially all assets of the Company have been pledged as collateral for this credit agreement. The credit agreement requires the Company to meet certain financial ratios, as defined.

           The senior subordinated notes are payable in March 2006 and bear interest at a fixed rate of 12% per annum until March 2001, increasing to 14% per annum thereafter. The Company incurred expenses in connection with the issuance of the senior subordinated notes of $666,000 which have been deferred and are being amortized over the eight year life of the debt.

          The Series F Convertible Preferred Stock accrues dividends at the rate of 5.5% per annum and are convertible to common stock at a conversion price to be determined based on the market price of the common stock over the next two years. The Company incurred expenses in connection with the issuance of the preferred stock of $1,332,000 which has been accounted for as a reduction in additional paid-in capital.

          During the quarter ended March 31, 1998 the Company issued 116,586 common shares upon the exercise of options and warrants resulting in proceeds of $491,000. In addition, the remaining
$200,000 of Series B Convertible Preferred Stock and remaining $200,000 of Series D Convertible Preferred Stock were converted into 55,885 and 58,655 of common shares, respectively.

(5) EARNINGS PER SHARE

           The following table sets forth the computation of basic and diluted earnings per share for the three months ended March 31, 1998 and 1997:

                                                          1998         1997
Numerator:
Income from continuing operations
 before extraordinary item                            $ 1,270,000   $1,559,000
 Extraordinary item                                    (1,457,000)           -
 Preferred dividend requirements                          (37,000)     (52,000)
Numerator for basic earnings per share - net
 income (loss) available for common shareholders         (224,000)   1,507,000

Effect of dilutive securities:
 Preferred dividend requirements                           37,000       52,000
 Numerator for diluted earnings per share - net
  income (loss) available for common stockholders
  after assumed conversions                           $  (187,000)  $1,559,000

Denominator:
Denominator for basic earnings per share -
 weighted average shares                                8,983,825    6,952,008

Effect of dilutive securities:
 Stock options and warrants                             1,907,934    1,006,538
 Convertible preferred stock                               68,927    1,851,742
 Dilutive potential common stock                        1,976,861    2,858,280
 Denominator for diluted earnings per share -
  adjusted weighted-average shares
  and assumed conversions                              10,960,686    9,810,288

Basic earnings (loss) per share                       $      (.02)  $      .22
Diluted earnings (loss) per share                     $      (.02)  $      .16

               MANAGEMENTOS DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations

Overview

           The Company's financial performance for the first quarter of 1998 was very strong. This can be attributed to the addition of the temporary staffing companies acquired in 1997, strong internal growth as a result of the continued demand for contingent workers and solid performance in the executive search division. The Company expects this trend to continue as long as there is no drastic change in the economy or the financial services industry. The Company expects to continue to grow both through internal growth and acquisitions.

      In March 1998, the Company completed the acquisition of three staffing companies which did not contribute significantly to the Company's results in the first quarter. In addition, the Company closed on $105,000,000 of new financing consisting of a combination of debt and equity.

Consolidated

      Revenues increased $35,641,000 to $57,718,000 for the three months ended March 31, 1998, from $22,077,000 for the same period in 1997. The increase is attributable to the temporary staffing acquisitions completed in the later part of 1997 as well as internal growth from existing business. Executive search revenue of $6,580,000 was significantly better than the same period last year of $4,693,000. The increase in executive search revenue is a result of the strong demand for senior level talent in the financial services industry.

     Operating expenses increased $34,219,000 to $54,486,000 for the three months ended March 31, 1998, from $20,267,000 for the same period in 1997. Of the increase, $28,687,000 is the direct cost of revenues relating to wages, taxes and benefits of worksite employees. The balance of the increase is primarily associated with the acquisition of the temporary staffing companies which were completed after the first quarter of 1997.

       Operating income from continuing operations increased $1,422,000 to $3,232,000 for the three months ended March 31, 1998, compared to $1,810,000 for the three months ended March 31, 1997. The increase is directly related to the growth in revenue. Operating income from continuing operations decreased as a percentage of revenues in the first quarter of 1998 as the executive search division has become a smaller portion of total revenue. Historically, revenue from executive search generates a higher operating margin percentage than temporary staffing.

      In March 1998, the Company had an extraordinary expense of $1,457,000 after tax in connection with the early retirement of debt as a result of the new financing.

      Diluted earnings per share were $0.12 before extraordinary items and ($0.02) after the extraordinary item for the first quarter of 1998 compared to $0.16 for the first quarter of 1997. Included in the results for the first quarter of 1997 was an after tax gain of approximately $805,000 or $.08 per share on investments.


Liquidity and Capital Resources

     Cash used in operations during the three months ended March 31, 1998 was $4,687,000, compared to cash used in operations of $2,045,000 during the same period in 1997. The cash used in the current quarter was primarily attributable to the increase in accounts receivable as a result of the Company's growth in revenue. This is a trend that is likely to continue as the Company continues to grow the staffing business.

     In March 1998, the Company completed a new financing consisting of a $75,000,000 senior credit facility and $30,000,000 of junior capital. The junior capital included $20,000,000 of convertible preferred stock and $10,000,000 of senior subordinated debt. The Company used a portion of the new financing to pay down existing debt obligations and a portion to finance the three acquisitions which the Company completed in March. The balance of the financing will be used for future acquisitions and for general working capital. Primarily as a result of the financing, the Company's working capital improved dramatically to $24,952,000 at March 31, 1998, from $450,000 at December 31, 1997. Management expects that the Company's working capital position will be sufficient to meet all of the working capital needs for the remainder of the year.

      For the three months ended March 31, 1998, the Company used $11,297,000 in investing activities almost exclusively for the acquisitions completed in March, compared to cash used in investing activities of $2,749,000 for the same period in 1997. The cash used for investing activities in 1997 also related to staffing acquisitions offset partially by proceeds from the sale of investments.

       Total net cash received from financing activities was $17,644,000 for the first quarter of 1998, compared to net cash used in financing activities of $4,929,000 for the same period in 1997. The cash generated in 1998 related to the financing completed in March.

PART II.  OTHER INFORMATION

                  EXHIBITS AND REPORTS ON FORM 8-K

EXHIBITS: Attached only to the electronic filing by the Company with the Securities and Exchange Commission is the Financial Data Schedule, Exhibit Reference Number 27, in accordance with Item 601(c) of Regulation S-B.

REPORTS ON FORM 8-K:     On April 3, 1998, the Company filed a
report on Form 8-K dated March 19, 1998 reporting under Item 2 the completed debt and equity financing totaling $105,000,000 and the acquisition of three businesses:

(1)  Cheney Associates and Cheney Consulting Group
(2)  Three offices of Select Staffing Services, Inc.
(3)  Shore Resources, Incorporated.

                             SIGNATURES

       In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                            HEADWAY CORPORATE RESOURCES, INC.

Date: May 12, 1998          By:/s/ Barry S. Roseman
                            President and Chief Operating Officer
                            Duly Authorized and Principal Financial Officer)