Form 10-Q
period 1998-06-30
HEADWAY CORPORATE RESOURCES INC
filed 1998-08-10
CIK 914435

U.S. SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549

                               FORM 10-Q


    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended June 30, 1998

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

                        Yes  [   ]   No [    ]

                 APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuerOs classes of common equity, as of the latest practicable date:
10,236,697 shares of common stock.

                               FORM 10-Q
          HEADWAY CORPORATE RESOURCES, INC. AND SUBSIDIARIES

                                 INDEX

                                                                        Page

PART I.     Financial Information

            Financial Statements

               Unaudited Consolidated Balance Sheets -
               June 30, 1998 and December 31, 1997                         3

               Unaudited Consolidated Statements of Operations-
               Three Months and Six Months Ended June 30, 1998 and 1997    4

               Unaudited Consolidated Statement of Stockholders' Equity-
               Six Months Ended June 30, 1998                              5

               Unaudited Consolidated Statements of Cash Flows-
               Six Months Ended June 30, 1998 and 1997                     7

               Notes to Consolidated Financial Statements                  8

            Management's Discussion and Analysis of
            Financial Condition and Results of Operations                 11

PART II.    Other Information                                             13

Signatures                                                                13

                   Headway Corporate Resources, Inc.

                      Consolidated Balance Sheets
                              (Unaudited)
                        (Dollars In Thousands)

                                              June 30, 1998   December 31, 1997
Assets:                                       ---------------------------------
Current assets:
Cash and cash equivalents                     $      5,158     $        2,472
Accounts receivable, trade, net                     43,378             27,332
Due from related party                                   -                638
Prepaid expenses and other current assets              971                368
                                              -------------------------------
Total current assets                                49,507             30,810

Property and equipment, net                          3,439              2,181

Intangibles, net                                    55,841             28,079
Deferred financing costs                             1,741              2,821
Other assets                                           806              3,445
                                              -------------------------------
Total assets                                  $    111,334     $       67,336
                                              _______________________________
                                              -------------------------------
Liabilities and stockholders' equity:
Current liabilities:
 Accounts payable and accrued expenses        $      5,493     $        4,605
 Accrued payroll                                    11,644              8,097
 Long-term debt, current portion and
  line of credit                                       146             15,259
 Capital lease obligations, current portion            174                199
 Other liabilities                                   2,950              2,200
Total current liabilities                           20,407             30,360
                                              -------------------------------
Long-term debt, less current portion                49,736             19,059
Capital lease obligations, less current portion        282                318
Deferred rent                                        1,180              1,147

Stockholders' equity:
Preferred stock---$.0001 par value, 5,000,000
shares authorized:
 Series B, convertible preferred stock-$.0001 par
  value, 6,858 shares authorized, none and 572 issued
  and outstanding in 1998 and 1997, respectively         -                200
 Series D, convertible preferred stock-$.0001 par
  value, 44 shares authorized, none and 4 issued
  and outstanding in 1998 and 1997, respectively         -                200
 Series F, convertible preferred stock-$.0001 par
  value, 1,000 shares authorized, issued and
  outstanding [aggregate liquidation value $20,000] 20,000                  -
Common stock-$.0001 par value, 20,000,000 shares
 authorized, 10,222,398 and 8,907,110 issued and
 outstanding in 1998 and 1997, respectively              1                  1
Additional paid-in capital                          15,021             13,247
Cumulative translation adjustments                      87                 41
Notes receivable                                      (186)              (285)
Retained earnings                                    4,806              3,048
                                               ------------------------------
Total stockholders' equity                          39,729             16,452
                                               ------------------------------
Total liabilities and stockholders' equity     $   111,334     $       67,336

See accompanying notes

                   Headway Corporate Resources, Inc.

                 Consolidated Statements of Operations
                              (Unaudited)
                        (Dollars In Thousands)

                                     Three months ended     Six months ended
                                          June 30,              June 30,
                                     -------------------  -------------------
                                        1998      1997       1998      1997
                                     -------------------  -------------------

Revenues                             $  72,281 $  34,176  $ 129,999 $  56,252

Operating expenses:
 Direct costs                           55,137    24,153     98,257    38,586
 General and administrative             12,807     7,447     23,684    13,055
 Depreciation and amortization             611       347      1,100       572
                                     ----------------------------------------
                                        68,555    31,947    123,041    52,213

Operating income from
 continuting operations                  3,726     2,229      6,958     4,039

Other expenses (income):
 Interest expense                          869       626      1,851     1,056
 Interest income                           (21)       (1)       (53)       (9)
 Gain on sale of investment               (901)       --       (901)   (1,219)
                                     ----------------------------------------
                                           (53)      625        897      (172)

Income from continuing operations
 before income tax expense and
 extraordinary items                     3,779     1,604      6,061     4,211

Income tax expense                       1,519       661      2,531     1,714
                                     ----------------------------------------
Income from continuing operations
 before extraordinary items              2,260       943      3,530     2,497

(Loss) from discontinued operations         --      (157)        --      (152)
                                     ----------------------------------------
Income before extraordinary item         2,260       786      3,350     2,345

Extraordinary item--loss on
 early retirement of debt (net
 of income tax benefit of $1,241)           --        --     (1,457)       --
                                     ----------------------------------------
Net income                               2,260       786      2,073     2,345

Preferred dividend requirements           (278)      (31)      (315)      (83)
                                     ----------------------------------------
Net income available for
 common stockholders                 $   1,982 $     755  $   1,758 $   2,262
                                     ________________________________________
                                     ----------------------------------------

Basic earnings (loss) per
 common share:
  Continuing operations              $     .20 $     .12  $     .34 $     .34
  Discontinued operations                   --      (.02)        --      (.02)
  Extraordinary item                        --        --       (.15)       --
                                     ----------------------------------------
  Net income                         $     .20 $     .10  $     .19 $     .32
                                     ________________________________________
                                     ----------------------------------------

Diluted earnings (loss)
 per common share:
  Continuing operations              $     .15 $     .10  $     .27 $     .26
  Discontinued operations                   --      (.02)        --      (.02)
  Extraordinary item                        --        --       (.11)       --
                                     ----------------------------------------
  Net income                         $     .15 $     .08  $     .16 $     .24
                                     ________________________________________
                                     ----------------------------------------
See accompanying notes
                                        -4-

                   Headway Corporate Resources, Inc.

            Consolidated Statement of Stockholders' Equity
                              (Unaudited)
                        (Dollars in thousands)


                            Series B           Series D           Series F
                          Convertible        Convertible         Convertible
                        Preferred Stock    Preferred Stock     Preferred Stock
                        Shares Amount Shares Amount Shares Amount Balance - December
 31, 1997                  572   $  200         4   $   --         --       --
Issuance of
 preferred stock            --       --        --       --      1,000   20,000
Conversion of
 preferred stock          (572)    (200)       (4)    (200)        --       --
Repayment of notes
 receivable                 --       --        --       --         --       --
Issuance of stock
 for acquisitions           --       --        --       --         --       --
Exercise of options
 and warrants               --       --        --       --         --       --
Preferred stock
 dividends                  --       --        --       --         --       --
Translation adjustment      --       --        --       --         --       --
Net income                  --       --        --       --         --       --
Balance - June 30, 1998     --   $   --        --   $   --      1,000  $20,000

                   Headway Corporate Resources, Inc.

                              (Unaudited)
                        (Dollars in thousands)

                       Notes                    Additional   Cumulative                    Total
                    Receivable    Common Stock    Paid-in    Translation    Retained    Stockholders'
                      Amount    Shares   Amount   Capital    Adjustment     Earnings       Equity
Balance -
 December 31, 1997   $  (285)  8,907,110 $   1   $13,247       $   41        $ 3,048      $ 16,452
 Issuance of
  preferred stock         --          --    --    (1,367)          --             --        18,633
 Conversion of
  preferred stock         --     114,540    --       400           --             --            --
 Repayment of notes
  receivable              99          --    --        --           --             --            99
 Issuance of stock
  for acquisitions        --      94,778    --       900           --             --           900
 Exercise of options
  and warrants            --   1,105,970    --     1,841           --             --         1,841
 Preferred stock
  dividends               --          --    --        --           --           (315)         (315)
 Translation
  adjustments             --          --    --        --           46             --            46
 Net income               --          --    --        --           --          2,073         2,073
 Balance -
  June 30, 1998      $  (186) 10,222,398 $   1   $15,021       $   87        $ 4,806      $ 39,729

                   Headway Corporate Resources, Inc.

                 Consolidated Statements of Cash Flows
                              (Unaudited)
                            (In thousands)

                                                     Six months ended June 30,
                                                        1998         1997
                                                     ------------------------
Operating activities:
Net Income                                           $    2,073   $    2,345
Adjustments to reconcile net income to net cash
 (used in) operating activities:
  Loss on early retirement of debt                        1,457            -
  Depreciation and amortization                           1,100          662
  Amortization of deferred financing costs                  239          290
  Deferred income taxes                                      96          (33)
  Gain on sale of investment                               (901)      (1,219)
  Changes in assets and liabilities net of
   effect of acquisitions:
    Accounts receivable                                 (12,692)      (4,975)
    Prepaid expenses and other current assets              (656)        (392)
    Other assets                                              7         (208)
    Accounts payable and accrued expenses                   943          291
    Accrued payroll                                       3,340        1,763
    Income taxes payable                                    658          881
    Deferred rent                                            33           (2)
                                                     -----------------------
Net cash (used in) operating activities                  (4,303)        (597)
                                                     -----------------------
Investing activities:
Expenditures for property and equipment                  (1,267)        (526)
Repayment from notes receivable                              99           67
Repayment from related party                                638            -
Proceeds from sale of investment                          3,178        1,642
Cash paid for acquisitions, net of cash acquired        (29,461)      (4,225)
                                                     -----------------------
Net cash (used in) investing activities                 (26,813)      (3,042)
                                                     -----------------------
Financing activities:
Issuance of preferred stock                              18,633            -
Cash dividends paid                                        (314)         (28)
Net change in revolving credit line                     (13,404)       3,368
Proceeds from long-term debt                             49,500        4,000
Repayment of long-term debt                             (20,582)        (675)
Payment of capital lease obligations                        (61)         (57)
Payments of loan acquisition fees                        (1,857)        (586)
Proceeds from exercise of options and warants             1,841            -
                                                     -----------------------
Net cash provided by financing activities                33,756        6,022
                                                     -----------------------
Effect of exchange rate changes
 on cash and cash equivalents                                46            2

Increase in cash and cash equivalents                     2,686        2,385
Cash and cash equivalents at beginning of period          2,472        1,008
                                                     -----------------------
Cash and cash equivalents at end of period           $    5,158   $    3,393
                                                     _______________________
                                                     -----------------------
Supplemental disclosures of cash flow information
Cash paid during the year for:
Interest                                             $    1,612   $      803
Income taxes                                         $    1,974   $      657

                   HEADWAY CORPORATE RESOURCES, INC.

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             June 30, 1998

(1)  BASIS OF PRESENTATION

            These financial statements are presented on a consolidated basis and include the results of operations of Headway Corporate Resources, Inc., and its wholly-owned subsidiaries (i) Headway Corporate Staffing Services, Inc. and its wholly-owned subsidiaries
(OHCSSIO) and (ii) Whitney Partners, LLC and its United Kingdom and Asian subsidiaries (OWPIO), (collectively referred to as the OCompanyO).

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

(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

            Comprehensive Income - As of January 1, 1998, the Company adopted Statement 130, Reporting Comprehensive Income. Statement 130 establishes new rules for the reporting and display of comprehensive income and its components, however, the adoption of this Statement had no impact on the CompanyOs net income or shareholdersO equity. Statement 130 requires foreign currency translation adjustments, which prior to adoption were reported separately in shareholdersO equity, to be included in other comprehensive income. During the second quarter of 1998 and 1997, total comprehensive income amounted to $2,278,000 and $811,000, respectively. Total comprehensive income for the six months ended June 30, 1998 and 1997 amounted to $2,119,000 and $2,347,000, respectively.

            Reclassifications - Certain reclassifications of 1997 balances have been made to conform to the 1998 presentation.

(3) ACQUISITIONS

          In March 1998, the Company acquired directly and through its subsidiaries three businesses in three separate transactions. The Company acquired substantially all of the assets of Cheney Associates and Cheney Consulting Group of New Haven, Connecticut, for approximately $3,772,000 paid at closing, plus an earnout for certain periods through the end of March 2001 equal to a percentage of the earnings, as defined. The Company also acquired substantially all of the assets of the Southern Virginia offices of Select Staffing Services, Inc. for approximately $2,993,000 paid at closing, plus an earnout for certain periods through the end of March 2001, equal to a percentage of the earnings, as defined. The Company acquired all of the outstanding capital stock of Shore Resources, Incorporated, of Los Angeles, California, for approximately $5,051,000 paid at closing, plus an earnout for certain periods through the end of March 2001, equal to a percentage of the earnings, as defined. The purchase price for these acquisitions exceeded the fair value of assets acquired resulting in goodwill of approximately $11,700,000.

          In June 1998, the Company acquired through its wholly owned subsidiary three businesses in two separate transactions. The Company acquired substantially all the assets of Staffing Solution, Inc., and Intelligent Staffing, Inc. (collectively OSSIO), both Florida corporations. The purchase price for SSI was $1,300,000 paid at closing in the form of cash and 9,170 shares of common stock, plus an earnout over the three-year period commencing June 22, 1998, equal to a specified portion of the future earnings, as defined. The Company also acquired substantially all the assets of Phoenix Communication Group, Inc. of N.J. (OPCGO). The purchase price for PCG was approximately $17,000,000 paid at closing in the form of cash and 85,608 shares of common stock, plus an earnout over the four-year period commencing June 29, 1998, equal to a multiple of the future earnings, as defined. The purchase price for these acquisitions exceeded the fair value of assets acquired resulting in goodwill of approximately $16,200,000.

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

          The pro forma unaudited consolidated results of operations assuming consummation of the above mentioned transactions, and certain acquisitions in 1997, as of the beginning of the respective periods, are as follows:

                               Three months ended          Six months ended
                                    June 30,                   June 30,
                                1998       1997            1998       1997
                             -----------------------------------------------
Total revenue                $  75,810  $  54,450       $ 144,424  $  96,973
Net income                       2,250      2,487           2,677      4,703
Net income available for
 common stockholders             1,972      2,131           2,124      4,070

Earnings per share:
 Basic                       $     .20  $     .29       $     .22  $     .56
 Diluted                     $     .15  $     .18       $     .20  $     .35

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

          The senior credit facility is payable within five years with mandatory reductions of $5,000,000 in March 2001 and $10,000,000 in March 2002. This revolving credit facility bears interest at varying rates based on LIBOR ranging from 7.22% to 7.29% per annum at June 30, 1998. The Company incurred expenses in connection with the issuance of the senior credit facility of $1,062,000 which have been deferred and are being amortized over the five year life of the debt. As of June 30, 1998, $39,500,000 was drawn on this facility. Substantially all assets of the Company have been pledged as collateral for this credit agreement. The credit agreement requires the Company to meet certain financial ratios, as defined.

           The senior subordinated notes are payable in March 2006 and bear interest at a fixed rate of 12% per annum until March 2001, increasing to 14% per annum thereafter. The Company incurred expenses in connection with the issuance of the senior subordinated notes of $759,000 which have been deferred and are being amortized over the eight year life of the debt.

           The Series F Convertible Preferred Stock accrues dividends at the rate of 5.5% per annum and is convertible to common stock at a conversion price to be determined based on the market price of the common stock over the next two years. The Company incurred expenses in connection with the issuance of the preferred stock of $1,367,000 which have been accounted for as a reduction in additional paid-in capital.

(5) EARNINGS PER SHARE

           The following table sets forth the computation of basic and diluted earnings per share for the six months ended June 30, 1998 and 1997:

                                            Three months ended       Six months ended
                                                  June 30,                June 30,
                                              1998       1997        1998         1997
                                          -----------------------------------------------
Numerator:
 Income from continuing operations
  before extraordinary item               $ 2,260,000    943,000   $ 3,530,000  2,497,000
 (Loss) from discontinued operations               --   (157,000)           --   (152,000)
 Extraordinary item                                --         --    (1,457,000)        --
 Preferred dividend requirements             (278,000)   (31,000)     (315,000)   (83,000)
                                          -----------------------------------------------
Numerator for basic earnings per share-
 net income available for common
 shareholders                               1,982,000    755,000     1,758,000  2,262,000

Effect of dilutive securities:
 Preferred dividend requirements              278,000     31,000       315,000     83,000
                                          -----------------------------------------------
 Numerator for diluted earnings per share-
  net income available for common
  stockholders after assumed conversions  $ 2,260,000    786,000   $ 2,073,000  2,345,000
                                          _______________________________________________
                                          -----------------------------------------------
Denominator:
 Denominator for basic earnings per
  share -  weighted average shares          9,947,050  7,213,520     9,465,438  7,082,636

 Effect of dilutive securities:
  Stock options and warrants                1,785,510    913,703     2,038,099    964,873
  Convertible preferred stock               3,584,229  1,591,480     1,792,115  1,722,364
                                          -----------------------------------------------
  Dilutive potential common stock           5,369,739  2,505,183     3,830,214  2,687,237
  Denominator for diluted earnings per
   share - adjusted weighted-average
   shares and assumed conversions          15,316,789  9,718,703    13,295,652  9,769,873
                                          _______________________________________________
                                          -----------------------------------------------

Basic earnings per share                  $      .20   $     .10    $      .19  $     .32
                                          _______________________________________________
                                          -----------------------------------------------
Diluted earnings per share                $      .15   $     .08    $      .16  $     .24
                                          _______________________________________________
                                          -----------------------------------------------

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations

Overview

           The CompanyOs strong financial performance for the second quarter of 1998 was a continuation of the first quarter. The high demand for contingent workers as well as acquisitions made in the latter part of 1997 and the first quarter of 1998 are the primary reasons for the strong results. For the first six months of 1998, the Company acheived record revenues and operating profits. All of the acquisitions that the Company has consummated over the past twenty four months have performed at or above expectations for the first six months of 1998. The Company expects this trend to continue as long as there is no drastic change in the economy or the financial services industry. The Company expects to continue to grow both internally and through acquisitions.

      In June 1998, the Company completed the acquisitions of two staffing companies; one has offices in South Florida and the other is located in New Jersey. In March 1998, the Company completed the acquisition of three staffing companies. In addition, the Company closed on $105,000,000 of new financing consisting of a combination of debt and equity.

Consolidated

      Revenues increased $38,105,000 or 111% to $72,281,000 for the three months ended June 30, 1998, from $34,176,000 for the same period in 1997. For the six months ended June 30, 1998, revenues were $129,999,000, an increase of 131% from $56,252,000 a year earlier.
These increases are attributable to the temporary staffing acquisitions completed in the later part of 1997 and early part of 1998, as well as strong internal growth from existing businesses.

      Operating expenses increased $36,608,000 to $68,555,000 for the three months ended June 30, 1998, from $31,947,000 for the same period in 1997. Of these amounts, $55,137,000 and $24,153,000 were the direct costs of revenues relating to wages, taxes and benefits of worksite employees for the three months ended June 30, 1998 and 1997, respectively. This resulted in gross profit of $17,144,000 or 23.7% of revenues for the three months ended June 30, 1998, as compared to $10,023,000 or 29.3% of revenues for the second quarter last year. For the six months ended June 30, 1998, operating expenses were $123,041,000, up from $52,213,000 a year earlier. Of these amounts, $98,257,000 and $38,586,000 were the direct costs of revenues relating to wages, taxes and benefits of worksite employees for the six months ended June 30, 1998 and 1997, respectively. This resulted in gross profit of $31,742,000 or 24.4% of revenues for the six months ended June 30, 1998, as compared to $17,666,000 or 31.4% of revenues for the same period last year. The decline in the CompanyOs gross margin is a direct result of the strong internal growth in the CompanyOs contract staff and payrolling business, which operates at a gross margin of approximately 5%.

      Operating income from continuing operations increased 67% or $1,497,000 to $3,726,000 for the three months ended June 30, 1998, compared to $2,229,000 for the three months ended June 30, 1997. Operating income from continuing operations for the six months ended June 30, 1998, increased 72% or $2,919,000 to $6,958,000 from
$4,039,000 a year earlier. The increase is directly related to the growth in revenue. As a result of an increase in the lower margin contract staff and payrolling business, operating income declined as a percentage of revenues for the second quarter of 1998 and for the six months ended June 30, 1998.

      Diluted earnings per share were $0.15 for the second quarter of 1998, compared to $0.08 for the second quarter of 1997. Included in the 1998 results was an after-tax gain on the sale of an investment (Incepta) of $595,000 or $0.04 per diluted share. 1997 results included a loss from discontinued operations of $(0.02) per share. For the six months ended June 30, 1998, diluted earnings per share were $0.27 before extraordinary items compared to $0.24 for the same period in 1997. Included in the results for the first six months of 1998 was an after-tax gain on the sale of investment of $0.04 per diluted share. 1997 results included income of $0.07 per share from the after-tax gain on the sale of investment, net of the loss from discontinued operations.

Liquidity and Capital Resources

     Cash used in operations during the six months ended June 30, 1998 was $4,303,000, compared to cash used in operations of $597,000 during the same period in 1997. The cash used in the current quarter was primarily attributable to the increase in accounts receivable as a result of the CompanyOs growth in revenue. This is a trend that is likely to continue as the Company continues to grow the staffing business.

      In March 1998, the Company completed a new financing consisting of a $75,000,000 senior credit facility and $30,000,000 of junior capital. The junior capital included $20,000,000 of convertible preferred stock and $10,000,000 of senior subordinated debt. The Company used a portion of the new financing to pay down existing debt obligations and a portion to finance the acquisitions which the Company completed in the first six months of 1998. The balance of the financing will be used for future acquisitions and for general working capital. Primarily as a result of the financing, the CompanyOs working capital improved dramatically to $29,100,000 at June 30, 1998, from $450,000 at December 31, 1997. Management expects that the Company's working capital position will be sufficient to meet all of the working capital needs for the remainder of the year.

      For the six months ended June 30, 1998, the Company used $26,813,000 in investing activities almost exclusively for the acquisitions completed in March and June, compared to cash used in investing activities of $3,042,000 for the same period in 1997. The cash used for investing activities in 1997 also related to staffing acquisitions.

     Total net cash received from financing activities was $33,756,000 for the first half of 1998, compared to net cash provided by financing activities of $6,022,000 for the same period in 1997. The cash generated in 1998 related to the financing completed in March.

PART II.  OTHER INFORMATION

                   EXHIBITS AND REPORTS ON FORM 8-K

EXHIBITS: Attached only to the electronic filing by the Company with the Securities and Exchange Commission is the Financial Data Schedule, Exhibit Reference Number 27, in accordance with Item 601(c) of Regulation S-K.

REPORTS ON FORM 8-K:     On July 13, 1998, the Company filed a report
on Form 8-K dated June 29, 1998 reporting under Item 2 the acquisition of three businesses:

(1)  Phoenix Communication Group, Inc. of N.J.
(2)  Staffing Solution, Inc.
(3)  Intelligent Staffing, Inc.

                              SIGNATURES

      In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                HEADWAY CORPORATE RESOURCES, INC.

Date: August 7, 1998            /s/Barry S. Roseman, President and
                                   and Chief Operating Officer
                                   (Duly Authorized and Principal
                                    Financial Officer)