Form 10-Q
period 1998-09-30
HEADWAY CORPORATE RESOURCES INC
filed 1998-11-12
CIK 914435

U.S. SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549

                              FORM 10-Q


     [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended September 30, 1998

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

                       Yes  [   ]   No [    ]

                APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
10,403,877 shares of common stock.

                              FORM 10-Q
         HEADWAY CORPORATE RESOURCES, INC. AND SUBSIDIARIES

                                INDEX

                                                                        Page

PART I.     Financial Information

            Financial Statements

               Unaudited Consolidated Balance Sheets-
               September 30, 1998 and December 31, 1997                    3

               Unaudited Consolidated Statements of Income-
               Three Months and Nine Months Ended
               September 30, 1998 and 1997                                 4

               Unaudited Consolidated Statement of Stockholders' Equity-
               Nine Months Ended September 30, 1998                        5

               Unaudited Consolidated Statements of Cash Flows-
               Nine Months Ended September 30, 1998 and 1997               7

               Notes to Consolidated Financial Statements                  8

            Management's Discussion and Analysis of
            Financial Condition and Results of Operations                 12


PART II.    Other Information                                             15


Signatures                                                                15

                  FORWARD-LOOKING STATEMENT NOTICE

      When used in this report, the words "may," "will," "expect," "anticipate," "continue," "estimate," "project," "intend," and similar expressions are intended to identify forward-looking statements within the meaning of Section 27a of the Securities Act of 1933 and Section 21e of the Securities Exchange Act of 1934 regarding events, conditions, and financial trends that may affect the Company's future plans of operations, business strategy, operating results, and financial position. Persons reviewing this report are cautioned that any forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties and that actual results may differ materially from those included within the forward-looking statements as a result of various factors. Such factors are discussed under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations," and also include general economic factors and conditions that may directly or indirectly impact the Company's financial condition or results of operations.

                  Headway Corporate Resources, Inc.

                     Consolidated Balance Sheets
                             (Unaudited)
                       (Dollars In Thousands)


                                                  September 30,   December 31,
                                                      1998            1997
Assets:
Current assets:
 Cash and cash equivalents                        $     4,310     $     2,472
 Accounts receivable, trade, net                       48,471          27,332
 Due from related party                                     -             638
 Prepaid expenses and other current assets              2,304             368
Total current assets                                   55,085          30,810

Property and equipment, net                             3,922           2,181

Intangibles, net                                       61,084          28,079
Deferred financing costs                                1,684           2,821
Other assets                                              819           3,445
Total assets                                      $   122,594     $    67,336

Liabilities and stockholders' equity:
Current liabilities:
 Accounts payable and accrued expenses            $     5,838     $     4,605
 Accrued payroll                                       13,654           8,097
 Long-term debt, current portion and line of credit       151          15,259
 Capital lease obligations, current portion               161             199
 Other liabilities                                      3,915           2,200
Total current liabilities                              23,719          30,360

Long-term debt, less current portion                   56,259          19,059
Capital lease obligations, less current portion           333             318
Deferred rent                                           1,231           1,147

Stockholders' equity:
Preferred stock---$.0001 par value, 5,000,000
shares authorized:
 Series B, convertible preferred stock-$.0001 par
 value, 6,858 shares authorized, none and 572
 issued and outstanding in 1998 and 1997
 respectively                                               -             200
 Series D, convertible preferred stock-$.0001 par
 value, 44 shares authorized, none and 4 issued
 and outstanding in 1998 and 1997 respectively              -             200
 Series F, convertible preferred stock-$.0001 par
 value, 1,000 shares authorized, issued and
 outstanding [aggregate liquidation value
 $20,000]                                              20,000               -
 Common stock-$.0001 par value, 20,000,000 shares
 authorized, 10,304,844 and 8,907,110 issued and
 outstanding in 1998 and 1997 respectively                  1               1
 Additional paid-in capital                            15,221          13,247
 Cumulative translation adjustments                        41              41
 Notes receivable                                        (188)           (285)
 Retained earnings                                      5,977           3,048
Total stockholders' equity                             41,052          16,452
Total liabilities and stockholders' equity        $   122,594     $    67,336

                       See accompanying notes

                  Headway Corporate Resources, Inc.

                  Consolidated Statements of Income
                             (Unaudited)
                       (Dollars In Thousands)


                                   Three months ended      Nine months ended
                                      September 30,          September 30,
                                     1998       1997        1998       1997

Revenues                          $  78,078  $  37,486   $ 208,077  $  93,738

Operating expenses:
  Direct costs                       60,183     28,334     158,440     66,920
  General and administrative         13,513      7,156      37,197     20,211
  Depreciation and amortization         873        402       1,973        974
                                     74,569     35,892     197,610     88,105

Operating income from
  continuing operations               3,509      1,594      10,467      5,633

Other expenses (income):
  Interest expense                    1,236        769       3,088      1,825
  Interest and dividend income          (72)       (17)       (125)       (26)
  Gain on sale of investment             --         --        (901)    (1,219)
                                      1,164        752       2,062       (580)

Income from continuing operations
  before income tax expense and
  extraordinary item                  2,345        842       8,405      5,053

Income tax expense                      899        395       3,429      2,109
Income from continuing operations
  before extraordinary item           1,446        447       4,976      2,944

Gain (loss) from discontinued
  operations                             --         23          --       (129)

Income before extraordinary item      1,446        470       4,976      2,815

Extraordinary item--loss on early
  retirement of debt (net of
  income tax benefit of $1,241)          --         --      (1,457)        --

Net income                            1,446        470       3,519      2,815

Preferred dividend requirements        (275)       (37)       (590)      (120)

Net income available for
  common stockholders             $   1,171  $     433   $   2,929  $   2,695

Basic earnings (loss) per
  common share:
  Continuing operations           $     .11  $     .05   $     .45  $     .39
  Discontinued operations                --        .01          --       (.02)
  Extraordinary item                     --         --        (.15)        --
  Net income                      $     .11  $     .06   $     .30  $     .37

Diluted earnings (loss) per
  common share:
  Continuing operations           $     .10  $     .04   $     .36  $     .30
  Discontinued operations                --        .01          --       (.01)
  Extraordinary item                     --         --        (.11)        --
  Net income                      $     .10  $     .05   $     .25  $     .29

See accompanying notes

                  Headway Corporate Resources, Inc.

           Consolidated Statement of Stockholders' Equity
                Nine Months Ended September 30, 1998
                             (Unaudited)
                       (Dollars in thousands)


                                Series B         Series D         Series F
                               Convertible      Convertible      Convertible
                             Preferred Stock  Preferred Stock  Preferred Stock
                             Shares  Amount   Shares  Amount   Shares  Amount
Balance-December 31, 1997      572  $    200      4  $    200      -  $      -
Issuance of preferred stock      -         -      -         -  1,000    20,000
Conversion of preferred stock (572)     (200)    (4)     (200)     -         -
Repayment of notes receivable    -         -      -         -      -         -
Issuance of stock for
  acquisition                    -         -      -         -      -         -
Exercise of options and
  warrants                       -         -      -         -      -         -
Preferred stock dividends        -         -      -         -      -         -
Translation adjustment           -         -      -         -      -         -
Net income                       -         -      -         -      -         -
Balance-September 30, 1998       -  $      -      -  $      -  1,000  $ 20,000

                  Headway Corporate Resources, Inc.

                Nine Months Ended September 30, 1998
                             (Unaudited)
                       (Dollars in thousands)

                              Notes                       Additional  Cumulative                  Total
                           Receivable    Common Stock      Paid-in   Translation   Retained   Stockholders'
                             Amount    Shares     Amount   Capital    Adjustment   Earnings      Equity

Balance-December 31, 1997   $ (285)     8,907,110 $    1   $ 13,247    $    41      $3,048      $ 16,452
Issuance of preferred stock      -              -      -     (1,367)         -           -        18,633
Conversion of
 preferred stock                 -        114,540      -        400          -           -             -
Repayment of notes
 receivable                     97              -      -          -          -           -            97
Issuance of stock for
 acquisition                     -         94,778      -        900          -           -           900
Exercise of options and
 warrants                        -      1,188,416      -      2,041          -           -         2,041
Preferred stock dividends        -              -      -          -          -        (590)         (590)
Translation adjustment           -              -      -          -          -           -             -
Net income                       -              -      -          -          -       3,519         3,519
Balance-September 30, 1998  $ (188)    10,304,844 $    1   $ 15,221    $    41      $5,977      $ 41,052

                                   -6-

                  Headway Corporate Resources, Inc.

                Consolidated Statements of Cash Flows
                             (Unaudited)
                           (In thousands)

                                                            Nine months ended
                                                              September 30,
                                                            1998         1997
Operating activities:
Net income                                                $   3,519   $   2,815
Adjustments to reconcile net income to net cash
  (used in) operating activities:
   Loss on early retirement of debt                           1,457           -
   Depreciation and amortization                              1,973       1,110
   Amortization of deferred financing costs                     312         455
   Gain on sale of investment                                  (901)     (1,219)
 Changes in assets and liabilities net of effect
  of acquisitions:
   Accounts receivable                                      (17,201)     (9,526)
   Prepaid expenses and other current assets                   (683)         71
   Other assets                                                  (6)        329
   Accounts payable and accrued expenses                        870         884
   Accrued payroll                                            4,806       1,948
   Deferred rent                                                 84          (3)
Net cash (used in) operating activities                      (5,770)     (3,136)

Investing activities:
Expenditures for property and equipment                      (1,844)       (586)
Repayment from notes receivable                                  97         107
Repayment from related party                                    638           -
Proceeds from sale of investment                              3,178       1,642
Cash paid for acquisitions, net of cash acquired            (31,587)    (16,503)
Net cash (used in) investing activities                     (29,518)    (15,340)

Financing activities:
Sale of preferred stock                                      18,633           -
Cash dividends paid                                            (590)        (28)
Net change in revolving credit line                         (13,404)      5,468
Proceeds from long-term debt                                 56,100      14,601
Repayment of long-term debt                                 (23,608)     (1,058)
Payment of capital lease obligations                           (173)       (119)
Payments of loan acquisition fees                            (1,873)     (1,032)
Proceeds from exercise of options and warants                 2,041           -
Net cash provided by financing activities                    37,126      17,832

Effect of exchange rate changes on cash and cash
 equivalents                                                      -         (33)

Increase (decrease) in cash and cash equivalents              1,838        (677)
Cash and cash equivalents at beginning of period              2,472       1,008
Cash and cash equivalents at end of period                $   4,310   $     331

Supplemental disclosures of cash flow information
Cash paid during the year for:
Interest                                                      2,776       1,370
Income taxes                                                  4,174       1,631

                  HEADWAY CORPORATE RESOURCES, INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         September 30, 1998

(1)  BASIS OF PRESENTATION

These financial statements are presented on a consolidated basis and include the results of operations of the parent corporation, Headway Corporate Resources, Inc., and its wholly-owned subsidiaries (i) Headway Corporate Staffing Services, Inc. and its wholly-owned subsidiaries ("HCSSI") and (ii) Whitney Partners, L.L.C. and its United Kingdom and Asian subsidiaries ("WPI"), (collectively referred to as the "Company").

In the opinion of management, the accompanying unaudited financial statements included in this Form 10-Q reflect all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the results of operations for the periods presented. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.

For further information, refer to the financial statements and footnotes included in the Company's Form 10-KSB for the year ended December 31, 1997.

(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Comprehensive Income - As of January 1, 1998, the Company adopted Statement 130, Reporting Comprehensive Income. Statement 130 establishes new rules for the reporting and display of comprehensive income and its components, however, the adoption of this Statement had no impact on the Company's net income or shareholders' equity. Statement 130 requires foreign currency translation adjustments, which prior to adoption were reported separately in shareholders' equity, to be included in other comprehensive income. During the third quarter of 1998 and 1997, total comprehensive income amounted to $1,400,000 and $435,000, respectively. Total comprehensive income for the nine months ended September 30, 1998 and 1997 was $3,519,000 and $2,782,000, respectively.

Reclassifications - Certain reclassifications of 1997 balances have been made to conform to the 1998 presentation.

(3) ACQUISITIONS

In March 1998, the Company acquired directly and through its subsidiaries three businesses in three separate transactions. The Company acquired substantially all of the assets of Cheney Associates and Cheney Consulting Group of New Haven, Connecticut, for $3,772,000 paid at closing, plus an earnout for certain periods through the end of March 2001 equal to a percentage of the earnings, as defined. The Company also acquired substantially all of the assets of the Southern Virginia offices of Select Staffing Services, Inc. for $2,993,000 paid at closing, plus an earnout for certain periods through the end of March 2001, equal to a percentage of the earnings, as defined. The Company acquired all of the outstanding capital stock of Shore Resources, Incorporated, of Los Angeles, California, for $5,051,000 paid at closing, plus an earnout for certain periods through the end of March 2001, equal to a percentage of the earnings, as defined. The purchase price for these acquisitions exceeded the fair value of assets acquired resulting in goodwill of approximately $11,400,000.

In  June  1998,  the  Company  acquired  through  its  wholly  owned subsidiary three businesses in two separate transactions. The Company acquired substantially all the assets of Staffing Solution, Inc., and Intelligent Staffing, Inc. (collectively "SSI"), both Florida corporations. The purchase price for SSI was $1,300,000 paid at closing in the form of cash and 9,170 shares of common stock, plus an earnout over the three-year period commencing June 22, 1998, equal to a specified portion of future earnings, as defined. The Company also acquired substantially all the assets of Phoenix Communication Group, Inc. of N.J. ("PCG"). The purchase price for PCG was approximately $17,000,000 paid at closing in the form of cash and 85,608 shares of common stock, plus an earnout over the four-year period commencing June 29, 1998, equal to a multiple of future earnings, as defined. The purchase price for these acquisitions exceeded the fair value of assets acquired resulting in goodwill of approximately $16,400,000.

In July 1998, the Company acquired all of the outstanding capital stock of Carlyle Group, Ltd. an Illinois corporation, for $1,913,000 paid at closing, plus an earnout for certain periods through the end of July 2001, equal to a percentage of future earnings, as defined. The purchase price exceeded the fair value of assets acquired resulting in goodwill of approximately $2,000,000.

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

The pro forma unaudited consolidated results of operations assuming consummation of the above mentioned transactions, and the acquisitions in 1997, as of the beginning of the respective periods, are as follows:

                                Three months ended        Nine months ended
                                   September 30,            September 30,
                                1998          1997        1998          1997

Total revenue                $  78,205     $  54,351    $ 222,629    $ 151,324
Net income                       1,447           761        4,124        4,705
Net income available for
 common stockholders             1,172           449        3,296        3,760

Earnings per share:
  Basic                      $     .11     $     .06    $     .34    $     .51
  Diluted                    $     .10     $     .06    $     .27    $     .35

(4) DEBT AND EQUITY TRANSACTIONS

In March 1998, the Company completed debt and equity financing totaling $105,000,000. The financing includes a $75,000,000 senior credit facility, $10,000,000 of senior subordinated notes, and $20,000,000 of Series F Convertible Preferred Stock. The Company retired its credit facility with ING (U.S.) Capital Corporation for $37,998,000 from the proceeds of the new financing and incurred a loss on the early retirement of this credit facility of $2,698,000 ($1,457,000 net of tax benefit).

In October 1998, the Company expanded its senior credit facility to $90,000,000 from $75,000,000. The senior credit facility is payable within five years with mandatory reductions of $5,000,000 in March 2001 and $10,000,000 in March 2002. This revolving credit facility bears interest at varying rates based on LIBOR ranging from 6.92% to 7.19% per annum at September 30, 1998. The Company incurred expenses in connection with the issuance of the senior credit facility of $1,079,000 which have been deferred and are being amortized over the five year life of the debt. As of September 30, 1998, $46,100,000 was drawn on this facility. Substantially all assets of the Company have been pledged as collateral for this credit agreement. The credit agreement requires the Company to meet certain financial ratios, as defined.

The senior subordinated notes are payable in March 2006 and bear interest at a fixed rate of 12% per annum until March 2001, increasing to 14% per annum thereafter. The Company incurred expenses in connection with the issuance of the senior subordinated notes of $759,000 which have been deferred and are being amortized over the eight year life of the debt.

The Series F Convertible Preferred Stock accrues dividends at the rate of 5.5% per annum and is convertible to common stock at a conversion price to be determined based on the market price of the common stock over the two year period ending in March 2000. The Company incurred expenses in connection with the issuance of the preferred stock of $1,367,000 which has been accounted for as share issuance expenses.

(5) EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share as follows:

                               Three months ended         Nine months ended
                                  September 30,             September 30,
                                1998         1997         1998         1997
Numerator:
 Income from continuing
  operations before
  extraordinary item        $ 1,446,000  $   447,000  $ 4,976,000  $ 2,944,000
 Gain (loss) from
  discontinued operations             -       23,000            -     (129,000)
 Extraordinary item                   -            -   (1,457,000)           -
 Preferred dividend
  requirements                 (275,000)     (37,000)    (590,000)    (120,000)

 Numerator for basic per
  share-net income available
   for common shareholders    1,171,000      433,000    2,929,000    2,695,000

 Effect of dilutive
  securities:
  Preferred dividend
   requirements                 275,000       37,000      590,000      120,000
  Numerator for diluted
   earnings per share-net
   income available for
   common stockholders after
   assumed conversions      $ 1,446,000  $   470,000  $ 3,519,000  $ 2,815,000

Denominator:
 Denominator for basic
  earnings per share-
  weighted average shares    10,253,163    7,463,351    9,767,785    7,211,251

 Effect of dilutive
  securities:
  Stock options and
   warrants                   1,346,326    1,178,640    1,795,523    1,014,337
  Convertible preferred
   stock                      3,584,229    1,422,279    2,389,486    1,620,653
  Dilutive potential
   comon stock                4,930,555    2,600,919    4,185,009    2,634,990
  Denominator for diluted
   earnings per share-
   adjusted weighted average
   shares and assumed
   conversions               15,183,718   10,064,270   13,952,794    9,846,241

Basic earnings per share           $.11         $.06         $.30         $.37
Diluted earnings per share         $.10         $.05         $.25         $.29

(6) GAIN ON SALE OF INVESTMENT

The Company sold its investment in Incepta in March and October 1997 for $4,363,000 and recognized a gain of $1,719,000 ($1,219,000 through September 30, 1997). The Company was also entitled to an additional 7,072,307 shares of Incepta if Incepta met certain earnings targets for the year ended September 30, 1997. In October 1997, the Company was advised that such targets have been met and, accordingly, an additional gain of $2,553,000 was recognized, and the shares receivable were included in other assets as of December 31, 1997. The Company sold its remaining investment in Incepta in the second quarter of 1998 and recognized a gain of $901,000.



(7) SUBSEQUENT EVENT

In November 1998, the Company acquired substantially all of the assets of Staffing Alternatives International, Inc. and VSG Consulting, Inc. The two companies provide information technology staffing in the Dallas, Texas area. The purchase price for these acquisitions was approximately $7,000,000 plus an earnout for certain periods through the end of December 2001, equal to a percentage of the earnings, as defined. The purchase price exceeded the fair value of assets acquired resulting in goodwill of approximately $4,700,000.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Overview

The Company's financial performance remained strong for the third quarter of 1998. The continued high demand for contingent and full time workers as well as acquisitions made in the latter part of 1997 and the first half of 1998 are the primary reasons for the strong results. For the nine months ended September 30, 1998, the Company achieved record revenues and operating profits. Without exception, all of the Company's operating units showed improvement over the prior period. All of the acquisitions that the Company has made over the past twenty four months have been integrated into the Headway organization and are performing at or better than expected. The Company expects to continue to grow both internally and through acquisitions.

In July 1998, the Company completed the acquisition of a recruiting firm in Chicago, specializing in real estate and management consulting executive search. This acquisition is highly complementary to Whitney Partners, L.L.C. as it extends their capabilities into two new product areas as well as a new region. In addition, the Company opened three new staffing offices; two in California and one in Pennsylvania.

In September 1998, the Company's common stock began trading on the Nasdaq National Market System. The Company is confident that this listing will enhance the trading market of its common stock. In addition, in response to the recent decline in the price of the Company's common stock, as well as the general decline in stock prices across the staffing industry, the Company's Board of Directors authorized a share repurchase program of up to 1.0 million shares, or 10% of the shares outstanding. As of the date of this report, the Company's purchases under this program have been nominal.

Consolidated

Revenues increased $40,592,000 or 108% to $78,078,000 for the three months ended September 30, 1998, from $37,486,000 for the same period in 1997. For the nine months ended September 30, 1998, revenues were $208,077,000, an increase of 122% from $93,738,000 a year earlier. These increases are attributable to the temporary staffing acquisitions completed in the latter part of 1997 and early part of 1998, as well as strong internal growth. On a pro-forma basis, for the first nine months of 1998, the Company experienced a 40% internal growth rate.

Operating expenses increased $38,677,000 to $74,569,000 for the three months ended September 30, 1998, from $35,892,000 for the same period in 1997. For the nine months ended September 30, 1998, operating expenses increased $109,505,000 to $197,610,000, up from $88,105,000 a year earlier. For the three months and nine months ended September 30, 1998 respectively, $60,183,000 and $158,440,000 were the direct costs of revenues relating to wages, taxes and benefits of work site employees. This resulted in gross profit of $17,895,000 or 22.9% and $49,637,000 or 23.9% for the three and nine months respectively. The balance of the expenses, which represents general and administrative expenses, depreciation and amortization, increased $6,828,000 and $17,985,000 for the three and nine months ended September 30, 1998, respectively, from the same periods in 1997, primarily due to the acquisition of the staffing companies completed in the latter part of 1997 and the first nine months of 1998.

Operating income from continuing operations increased 120% or $1,915,000 to $3,509,000 for the three months ended September 30, 1998, compared to $1,594,000 for the three months ended September 30, 1997. Operating income from continuing operations for the nine months ended September 30, 1998, increased 86% or $4,834,000 to $10,467,000 from $5,633,000 a year earlier. The increase is directly related to the growth in revenue. Operating income from continuing operations decreased as a percentage of revenues for the nine months ended September 30, 1998 as a result of the increase in the Company's contract staff and payrolling business, which operates at a substantially lower gross margin.

Diluted earnings per share were $0.10 for the third quarter of 1998, compared to $0.04 from continuing operations for the third quarter of 1997. For the nine months ended September 30, 1998, diluted earnings per share from continuing operations before an extraordinary item were $0.36 compared to diluted earnings per share from continuing operations of $0.30 for the same period in 1997. Included in the results for the first nine months of 1998 and 1997 was an after-tax gain on the sale of investment of $0.04 and $0.08 per diluted share respectively. The extraordinary item in 1998 of $(0.11) per share relates to the write-off of costs associated with the early retirement of debt.

Liquidity and Capital Resources

Cash used in operations during the nine months ended September 30, 1998 was $5,770,000, compared to cash used in operations of $3,136,000 during the same period in 1997. The cash used was primarily attributable to the increase in accounts receivable as a result of the Company's growth in revenue. This is a trend that is likely to continue as the Company continues to grow the staffing business.

In March 1998, the Company completed a new financing consisting of a $75,000,000 senior credit facility and $30,000,000 of junior capital. The junior capital included $20,000,000 of convertible preferred stock and $10,000,000 of senior subordinated debt. The Company used a portion of the new financing to pay down existing debt obligations and a portion to finance the acquisitions, which the Company completed in the first nine months of 1998. The balance of the financing will be used for future acquisitions and for general working capital. Primarily as a result of the financing, the Company's working capital improved dramatically to $31,366,000 at September 30, 1998, from $450,000 at December 31, 1997. Management expects that the Company's working capital position will be sufficient to meet all of the working capital needs for the remainder of the year.

For the nine months ended September 30, 1998, the Company used $29,518,000 in investing activities primarily for the acquisitions completed during the first nine months of 1998, compared to cash used in investing activities of $15,340,000 for the same period in 1997. The cash used for investing activities in 1997 also related to staffing acquisitions.

Net cash provided by financing activities was $37,126,000 for the first nine months of 1998, compared to net cash provided by financing activities of $17,832,000 for the same period in 1997. The cash generated in 1998 related to the financing completed in March, net of the retirement of debt.

In October 1998, the Company secured $15 million in additional financing through expansion of its senior credit facility. The credit facility was increased from $75 million to $90 million on substantially the same terms as the existing facility. The Company expects to use the proceeds of the facility for additional acquisitions and future working capital needs.

Year 2000 Compliance

The Company's internal computer information system is Year 2000 compliant, since its database does not store dates as plain text. The dates are converted into an internal date format that does not rely on the year to determine the century. Any new software purchases will conform to the same type of internal date storage specifications, which should eliminate any internal Year 2000 issues.

The Company's Year 2000 issues and any potential business interruptions, costs, damages or losses related thereto are primarily dependent upon the Year 2000 compliance of third parties. The Company's suppliers that provide mission-critical services are primarily large companies, such as local and long distance telephone service providers, banks, and utility companies. The Company has no reason to believe that these suppliers will not be Year 2000 compliant. However, the Company is in the process of reviewing its third party relationships in order to assess and address Year 2000 issues with respect to these third parties.

The costs associated with Year 2000 compliance have been nominal and the Company believes that the remaining costs will be minimal and will not have a material adverse effect on its financial condition or results of operations.
PART II.  OTHER INFORMATION

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

REPORTS  ON  FORM  8-K:     On July 13, 1998, the  Company  filed  a
report on Form 8-K dated June 29, 1998 reporting under Item 2 the acquisition of three businesses:

(1)  Phoenix Communications Group, Inc. of N.J.
(2)  Staffing Solution, Inc.
(3)  Intelligent Staffing, Inc.

                             SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                            HEADWAY CORPORATE RESOURCES, INC.

Date: November 12, 1998     By: /s/ Barry S. Roseman
                               President and Chief Operating Officer
                              (Duly Authorized and Principal Financial Officer)