Form 10-K
period 1998-12-31
HEADWAY CORPORATE RESOURCES INC
filed 1999-03-15
CIK 914435

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549
                            FORM 10-K
[  X  ]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934:
            For the fiscal year ended December 31, 1998
[     ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
            OF THE SECURITIES EXCHANGE ACT OF 1934:
            For the transition period from        to

                 Commission file number 0-23170

                HEADWAY CORPORATE RESOURCES, INC.
        (Exact name of registrant as specified in its charter)

           Delaware                         75-2134871
(State or Other Jurisdiction of           (IRS Employer
Incorporation or Organization)         Identification No.)

        850 Third Avenue, 11th Floor, New York, NY  10022
      (Address of Principal Executive Offices and Zip Code)

         Registrant's Telephone Number:  (212) 508-3560

Securities  registered  pursuant to Section  12(b)  of  the  Act:
NoneSecurities registered pursuant to section 12(g) of the Act:Common Stock, Par Value $0.0001

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes [ X ]  No [    ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

State  the  aggregate market value of the voting  and  non-voting
common  equity  held  by non-affiliates of the  registrant.   The
aggregate market value computed on the basis of of the last sale price on March 11, 1999, is $31,350,354.

Indicate  the  number  of  shares  outstanding  of  each  of  the
registrant's   classes  of  common  stock,  as  of   the   latest
practicable date.  10,362,020

               DOCUMENTS INCORPORATED BY REFERENCE

Incorporated by reference in Part III of this report is the definitive proxy statement of the Company for the 1999 annual meeting of stockholders, which the Company proposes to file with the Securities and Exchange Commission on or before April 30, 1999.

                        TABLE OF CONTENTS

ITEM NUMBER AND CAPTION                                     Page

Part I
1.   Business                                                   3

2.   Properties                                                12

3.   Legal Proceedings                                         13

4.   Submission of Matters to a Vote of Security Holders       13

Part II
5.   Market  for  Registrant's Common Equity  and  Related     13
       Stockholder Matters

6.   Selected Financial Data                                   15

7.    Management's  Discussion and Analysis  of  Financial     16
       Condition and Results of Operations

7A.  Quantitative and Qualitative Disclosures About Market     23
       Risk

8.   Financial Statements and Supplementary Data               23

9.   Changes in and Disagreements with Accountants             23
       on Accounting and Financial Disclosure

Part III
10.  Directors and Executive Officers of the Registrant         *

11.  Executive Compensation                                     *

12.  Security Ownership of Certain Beneficial Owners  and       *
       Management

13.  Certain Relationships and Related Transactions             *

Part IV
14.  Exhibits, Financial Statement Schedules, and Reports     24
       on Form 8-K

*      These  items  are  incorporated  by  reference  from   the
definitive proxy statement of the Company for the 1999 annual meeting of stockholders to be filed with the Securities and Exchange Commission on or before April 30, 1999.

                             PART I

                        Item 1.  Business

General

     Headway Corporate Resources, Inc. ("Headway" or the "Company") is a leading provider of human resource and staffing services to the financial services industry. The financial services industry consists of investment banking firms, banking institutions, insurance companies, credit card service companies, and other finance companies, and extends by association to real estate companies, appraisal firms, law firms, accounting firms, and other service companies that participate in the financial services industry. Headway's history of service in the industry, which began in 1984 with executive search services, enables it to understand the complexity of the products and services offered by the financial services industry, assist the client in identifying the human resources required to support those products and services, and develop industry specific solutions for the human resources needs of the client. Headway established its staffing service business in the financial service industry through 16 acquisitions of staffing and professional services companies since 1996. The Company's acquisitions and internal business development over the past two years have resulted in substantial growth. Total revenues in 1998 were $291.3 million, as compared to $142.8 million in 1997.

     The human resource management services offered by the Company consist of

     -    temporary staffing and value added services,

     - information technology ("IT") and professional staff services,

     -    executive search and permanent placement services, and

     -    contract staff administration services.

     In temporary staffing and value added services, the Company provides employees to clients for periods ranging from one day to several months. These employees satisfy a specific job skill need arising from absenteeism, special projects, fluctuations in the client's volume of business inherent in the business cycle, technology and business system changes, and other causes. The thrust of Headway's marketing approach is "SmartSizing", which is a human resource management policy of controlling and minimizing the fixed cost of employees by expanding and contracting the client's workforce as needed to meet its specific business needs as they change. The job skills required by clients and offered by the Company consist of "office/clerical" personnel, including secretaries, office workers, and, administrative staff. Value added services include payroll services and more involved arrangements where the Company assumes some or all of the administrative functions of employment on-site at the client's business, which is commonly referred to as "vendor-on-premises".

     Headway offers IT/professional staff services in which accountants, computer programmers and technicians, desktop publishing operators, network administrators, and computer graphic specialists are placed on a temporary, contract, or permanent basis.

     Executive search services focuses on placing middle to upper level management positions in the financial services industry and permanent placement involves placement of office/clerical and IT/professional personnel.

     Headway offers contract staff administration services where it assumes the position of employer for independent contractors used frequently by clients and manages the scheduling of the independent contractors to make them available to service clients' needs.

     The Company's goal is to build a national staffing business focused on providing these services primarily to the financial services industry. Headway's strategy for achieving this goal is to make acquisitions and conduct operations through a decentralized "Hub-Spoke" management model. The Company will seek strategic acquisitions in major United States metropolitan markets, which will serve as Hubs for business operations and development, and rely on a combination of additional acquisitions within existing and future Hub locations and internal growth to expand its business.

Industry Overview

     The temporary employment service industry has experienced significant growth in response to the changing work environment in the United States. Fundamental changes in the employer-employee relationship continue to occur, with employers developing increasingly stringent criteria for permanent employees, while moving toward project-oriented temporary and contract hiring. These changes are a result of increasing automation that has resulted in shorter technological cycles, and global competitive pressures. Many employers responded to these challenges by turning to temporary and contract personnel to keep personnel costs variable, achieve maximum flexibility, outsource highly specialized skills, and avoid the negative effects of layoffs.

     Changes in employment practices are especially evident in the financial services industry. Due to the robust economy over the past several years, the financial services industry experienced substantial growth and developed new products and services for investors and other participants in the capital and asset-based markets. Changes in the regulation of banking institutions, securities firms, and insurance companies allow them to go beyond their traditional activities into new lines of business. These changes in the industry, together with peaks and valleys in business activity within the financial services industry, result in a substantial demand for more flexible and efficient workforce resources, management expertise, and improvements in IT resources.

     Rapidly changing regulations concerning employee benefits, health insurance, retirement plans, and the highly competitive business climate have also prompted many employers to take advantage of the flexibility offered through temporary and contract staffing. Additionally, Internal Revenue Service and Department of Labor regulations concerning the classification of employees and independent contractors have significantly increased demand by prompting many independent contractors to affiliate with employers like Headway.

     The temporary staffing industry grew rapidly in recent years as companies used temporary employees to manage personnel costs, while meeting specialized or fluctuating staffing requirements. According to the Staffing Industry Report, the United States temporary staffing industry grew from approximately $24.6 billion in revenue in 1992 to approximately $54.5 billion in revenue in 1997, a compound annual growth rate of approximately 17.2%. One of the fastest growing sectors for the Company, as well as the industry, is information technology services. Revenue for this sector grew at an estimated compound annual rate of 23.8% from approximately $5.1 billion in 1992 to approximately $14.8 billion in 1997. Professional and technical staffing within the temporary staffing industry requires longer-term, more highly-skilled personnel services. The Company believes professional and technical staffing offers the opportunity for higher profitability than clerical staffing, because of the value-added nature of professional and technical staffing personnel. The Company believes the staffing services industry is highly fragmented with over 6,000 staffing companies and 2,500 information technology and professional staffing companies. The National Association of Temporary and Staffing Services has estimated that more than 90% of all U.S. businesses utilize temporary staffing services.

Growth Strategy

     The Company's strategy for growth in existing and new markets is to

     -    pursue strategic acquisitions,

     - increase the Company's focus on IT/professional staffing services, and

     -    enhance and expand offices.

     Pursue Strategic Acquisitions. The Company intends to continue to acquire independent staffing services companies located in attractive geographic locations with strong management, profitable operating results, and recognized local and regional presence in the financial services industry. Since May 1996, the Company has acquired 16 companies in 9 states. The Company intends to pursue strategic acquisitions of staffing services companies in major metropolitan areas where the Company already has an established presence to serve as Hubs, and tuck-in additional acquisitions, or spokes, in the same area as established Hubs that increase penetration of existing markets. In the coming year, the Company expects to focus its acquisition activity primarily on spokes or tuck-in acquisitions that are in the same area as established Hubs, rather than on new Hub acquisitions. The Company has established a team of corporate officers responsible for identifying prospective acquisitions, performing due diligence, negotiating contracts, and subsequently integrating the acquired companies. The Company typically retains management of acquired companies and includes in the consideration for the acquisitions long-term earnout arrangements based on performance as incentive for improving operating results. The Company intends to use available cash, debt, long-term earnout arrangements, equity, and a combination of these as consideration in future acquisitions.

     Increase Focus on Professional and Technical Staffing Services. The Company's strategy is to increase the percentage of total revenues and gross profits contributed by IT/professional staffing services by expanding its service offerings in the fields of information technology staffing and consulting and accounting and finance staffing. The Company also intends to grow its pool of skilled professionals, hire additional sales consultants, target mid-size and large companies, and leverage client relationships. The Company believes that providing professional and technical staffing services to its clients offers attractive opportunities for growth in sales and profits. Based on client demand for IT/professional staffing services on a national basis, the Company intends to increase the pace of acquisitions of IT/professional staffing services companies in major metropolitan markets.

     Enhance and Expand Offices. The Company plans to develop its current and future Hubs by expanding the services offered, adding temporary staffing and permanent placement consultants, pursuing new clients, expanding current client relationships, cross-marketing services, and assisting Hubs in developing successful marketing and internal business growth techniques. To facilitate the offering of new services in Hub markets, the Company plans to acquire companies offering services which complement and expand the Hub's existing services, and transfer or recruit experienced personnel for positions in its Hub locations that will expand the services offered. Increased service offerings enables the Company to expand existing client relationships through cross-selling, and to approach new clients with a variety of staffing needs. The Company relies on its regional managers, in consultation with corporate staff, to drive this internal growth and to determine which service, marketing, and business techniques are most appropriate for their local markets.

Operating Strategy

     The key elements of the Company's operating strategy include

     -    emphasis on the financial services industry

     -    integrate acquired companies quickly

     - foster an entrepreneurial environment with Hub-Spoke management model

     -    provide corporate level support, and

     -    deliver high, value-added quality service.

     Emphasis on the Financial Services Industry. The Company has a strong presence in the financial services industry. Headway will continue to focus on this industry, because the Company believes there is a substantial untapped market for its services in this industry and because its core strengths of industry experience and human resources expertise enable it to develop unique, value-added staffing solutions for the financial services industry. The Company will work to maintain its relationships with existing clients in the industry, expand service offerings in existing and future Hub locations, cross-sell services to existing clients, and seek acquisitions with an existing client base in the financial services industry. Although the Company expects to focus on this industry, it expects that it will continue to have a diversified client base, with no more than 60% of its annual revenues being derived from financial services clients.

     Integrate Acquired Companies Quickly. As soon as practicable after an acquisition is completed, management begins integrating newly acquired companies into the Hub-Spoke management model. The Company has a dedicated team of professionals who implement a formal process of budgeting and quarterly performance reviews as well as its disciplined financial management system at all newly acquired companies. The integration process involves installing back-office management information systems and standardizing each acquired company's accounting and financial procedures with those of the Company. Marketing, sales, field operations, and personnel programs of the acquired companies are reviewed and, where appropriate, corporate management provides guidance and assistance on improving these functions.

     Foster Entrepreneurial Environment With Hub-Spoke Management Model. The Company employs a decentralized, Hub-Spoke management model. Local regional managers manage the Company's operations in each market, including any satellite offices in that market. The Company believes it has a strong market in each of its major markets largely due to the commitment, ability, and creativity of its regional managers who drive each local business. The Company fosters this entrepreneurial environment by giving its regional managers the authority to respond quickly and creatively to client needs. Regional managers are responsible for achieving operational and financial objectives, including revenues and earnings growth, and have authority over hiring, recruiting, compensation, pricing, and sales management. The Company believes that accountability and authority, combined with the support of the Company's corporate level support services, enables its regional managers to compete successfully in the local marketplace. The Company also believes this entrepreneurial environment allows the Company to attract talented managers and successfully serve its clients' needs.

     Provide Corporate Level Support. The Company's philosophy is that the central function of corporate management is to support the staffing consultants who directly interact with clients. The Company provides regional managers corporate level support to lessen their administrative burden and allow them to focus on servicing clients and growing the business. Corporate management has developed certain financial, risk management, and administrative control procedures, which are applied to each Hub. These control procedures include the preparation of annual business plans and budgets and the submission of detailed monthly financial reports. This information is reviewed at the end of each fiscal quarter by the Company's management together with regional managers. Additional support functions include marketing, management information system support, training, human resources, accounting, and other back office functions. The Company believes its Hub-Spoke management model is readily adaptable and scaleable as the Company continues to grow.

     Deliver High, Value-Added Quality Service. The Company emphasizes recruiting, training, and retaining experienced sales consultants and providing highly qualified temporary employees. The Company trains its sales consultants to operate as partners with their clients in evaluating and meeting the client's staffing requirements. The Company promotes and monitors quality of service a number of ways. It seeks highly qualified temporary employees through referrals from existing temporary employees and conducts in-depth interviews by Company personnel experienced in the temporary employees' field. The Company performs skill evaluations and offers programs to its temporary employees to improve their skills. The Company contacts clients within hours of the beginning of a project to receive a preliminary determination of satisfaction, and obtains client satisfaction reports upon the completion of projects. The Company seeks to understand and proactively assess clients' needs, respond promptly to clients' requests, and continually monitor job performance and client satisfaction. The Company believes that its commitment to providing quality service has enabled it to establish and maintain long-term relationships with clients.

Services

     The human resource management services offered by the Company include

     -    temporary staffing and value added services

     -    IT/professional staff services

     -    executive search and permanent placement services, and

     -    contract staff administration services.

     Temporary Staffing and Value Added Services. The Company provides employees to clients for periods ranging from one day to several months to satisfy a specific job skill need arising from absenteeism, special projects, fluctuations in the client's volume of business inherent in the business cycle, technology and business system changes, and other causes. The job skills required by clients and offered by the Company range from entry level clerks and secretaries to master administrative assistants.

     Under vendor-on-premise programs, the Company assumes administrative responsibility for coordinating some or all staffing services at a client's location or organization, including skills testing and training. The Company also provides payroll services to its clients for its permanent employees, thereby mitigating the administrative burden of employment. By using the Company's services, clients can make changes in workforce quickly without the administrative burden and cost of hiring and firing.

     IT/Professional Staff Services. Rapid changes in technology and competitive pressures in the financial services industry create demand by employers for computer programmers and technicians, desktop publishing operators, network administrators, and computer graphic specialists to help implement the systems required to meet these challenges. The Company offers to its clients IT/professional staff services in which persons with these special skills are placed on a temporary, contract, or permanent basis.

     Executive Search and Permanent Placement. The Company, through its subsidiary Whitney Partners, LLC ("Whitney") is one of the leading executive search firms in the financial services industry. The Company uses a complete consultative approach with its clients, including, market analysis, product recommendations, and staffing new and existing business divisions of its clients. The Company conducts executive searches in a broad range of product areas in the financial services industry, including, investment banking, capital markets, leveraged financing, research, emerging markets, investment management, financial administration, and risk management. Executive search services are provided in major financial markets, including, New York, Chicago, London, Tokyo, Hong Kong, and Singapore.

     The Company also provides permanent placement services to its clients for office/clerical positions and IT/professional personnel. Clients also use Headway's temporary staffing services as a means for locating and evaluating new personnel with a view to permanent employment. Clients are able to evaluate the abilities and productivity of workers during temporary employment through the Company and make informed decisions on whether to retain the workers on a permanent basis, all without the administrative burden associated with adding the workers to their workforce from the outset.

     Contract Staff Administration Services. Many of the Company's clients use independent contractors on a regular basis to satisfy recurring needs for highly skilled workers in the areas of accounting, finance, business administration, marketing, computer programming, computer graphics, and other areas requiring a high level of business or technical expertise. The use of independent contractors on a regular basis can create a number of problems for clients. The possibility always exists that the independent contractors will accept employment elsewhere that prevents him from being available to the client when needed. Furthermore, there is always a risk independent contractors will be viewed by federal and state taxing authorities as employees rather than independent contractors for income tax withholding and benefits purposes. To mitigate these potential problems, the Company offers a service where it assumes the position of employer for the independent contractors. As employer, the Company manages the scheduling of the independent contractors to make them available to service the needs of the clients, and implements income tax withholding and other employee benefit programs to ensure compliance with the legal requirements of employment under applicable federal and state laws.

Client Relationships

     The Company has a broad client base. The Company's largest client accounted for approximately 14% of the Company's 1998 revenues. The revenues generated by this client represent primarily payrolling services provided by the Company, which generates a low gross margin compared to the Company's other staffing services.

Human Resources

     Employees. As of December 31, 1998, the Company had approximately 400 full-time employees. By the fourth quarter of 1998, the Company employed over 9,000 temporary employees in a typical week. None of the Company's employees, including its temporary employees, is represented by a collective bargaining agreement. The Company believes its employee relations to be strong. Hourly wages for the Company's temporary employees are determined according to local market conditions. The Company pays mandated costs of employment, including the employer's share of social security taxes, federal and state unemployment taxes, unemployment compensation insurance, general payroll expenses and workers' compensation insurance. The Company offers access to various insurance programs and other benefits, such as vacations, holidays and 401(k) programs to qualified temporary employees and professionals.

     Recruiting. The Company's recruiting process is influenced by its clients' changing demands and recognizes that the competition for quality is high. In order to ensure that the Company attracts high caliber candidates, it maintains ongoing exposure and communication with recruiting sources. Recruiting sources include, newspaper advertisement, internet sourcing, referrals from our employees and clients, and outreach to various educational institutions, community groups, job fairs, and other sources. Every internal and temporary employee is empowered to recruit new temporary workers. Their positive experience with the Company is a motivating factor, as well as a number of special bonuses and incentives that are offered.

     Assessment, Training and Quality Control. The Company's process begins with the applicant completing an application for employment followed by an interview with an experienced recruiter. The interview seeks to determine the level of responsibility the applicant is capable of handling in addition to assessing the motivation, enthusiasm, and energy level of the candidate. The Company uses a variety of job skill evaluating methods. For example, basic software skills are evaluated by the applicant's use of the QWIZ product, a comprehensive office skill evaluation program, helping the Company efficiently screen large numbers of applicants each week in basic word processing, spreadsheet, and business graphics functionality. The QWIZ system analyzes the range and depth of an individual's skill in each area tested. Automated scoring supplies consistent and standard methods of assessing skill levels. Computerized tutorials are generally available for temporary employees who seek to upgrade their typing, data entry, office automation, or word processing skills. Each Hub carefully monitors client satisfaction with the performance of employees provided by the Company to assess and control quality of service.

Operations

     Sales and Marketing. The Company's services are marketed through its network of Hubs whose managers and placement coordinators make regular personal sales visits to clients and prospective clients. The Company emphasizes long-term personal relationships with clients which are developed through regular assessment of client requirements and constant monitoring of temporary staff performance. New clients are obtained through sales calls, consultation meetings with target companies, and client referrals. The Company's management and regional managers participate in national and regional trade associations, local chambers of commerce, and other civic associations. The Company monitors sales, marketing, and recruiting functions to identify opportunities to deliver high value-added quality services. The Company believes that its clients select service providers principally on the basis of quality of service, range of services offered, specialized expertise, and ability to service multiple locations, and the Company is striving to satisfy these criteria in its marketing efforts.

     Hubs. The Company's decentralized operating strategy uses a Hub-Spoke management model in which regional managers manage the Company's operations in each market. The Company's current hubs are located in New York, California, North Carolina and Texas, with spoke offices in Connecticut, Florida, New Jersey and Virginia. Whitney, the Company's executive search division, has offices in New York, Illinois, the United Kingdom, Japan, Hong Kong and Singapore.

     Regional managers operate their Hubs with a significant degree of autonomy and specific areas of accountability to the Company. The Company's practice of including long-term earnout arrangements as part of the acquisition consideration for its Hubs is designed to motivate the regional managers and former owners to maximize the growth and profitability of their branches while securing long-term client relationships. Regional managers report directly to corporate management. Operating within the guidelines set by the Company, the regional managers are responsible for pursuing new business opportunities and focusing on sales and marketing, account development and retention, and employee recruitment, development, and retention.

     Management Information Systems. The Company licenses StaffCord software from Concord Technologies. StaffCord is an integrated front/back office operating platform for temporary services and permanent employment agencies. The software runs in a Novell LAN environment throughout most of the Company's branches. The Company has recently entered into a licensing agreement with Great Plains Software to install Great Plains Dynamics C/S+, an enterprise-wide client/server based accounting software product. In addition, the Company has purchased the underlying code of the Dynamics product and is producing a derivative work for the exclusive use of the Company, pursuant to a special addendum to the licensing agreement. The new product will run on a Microsoft SQL server platform with high-speed data communication being provided through a Frame Relay connection with MCI. The Company maintains a state of the art software development lab in Knoxville, TN staffed with professional programmers and system analysts who support the applications of the firm nationally. The Company believes that its systems are readily expandable and scaleable to support a rapidly growing infrastructure.

Competition

     The staffing industry is intensely competitive and fragmented and has limited barriers to entry. The Company competes for employees and clients in national, regional, and local markets with full-service and specialized temporary staffing service businesses. A significant number of the Company's competitors have greater marketing, financial, and other resources and more established operations than the Company. Price competition in the staffing industry is intense and pricing pressures from competitors and customers are increasing. Many of the Company's clients have relationships with more than one staffing service company. However, in recent years, an increasing number of companies have consolidated their staffing services purchases and entered into exclusive contracts with a single temporary staffing company or small number of temporary staffing companies. If current or potential clients enter into exclusive contracts with competitors of the Company, it will be difficult or impossible for the Company to obtain business from such clients. The Company expects that the level of competition will remain high in the future, which could limit the Company's ability to maintain or increase its market share or maintain or increase gross margins. However, the Company believes that its strategy of becoming a dominant provider in each of its markets will allow it to remain competitive in this environment

     In addition, the Company competes for acquisition candidates with other staffing services companies, and there can be no assurance that the Company will be able to successfully identify suitable acquisition candidates or complete acquisitions.

Regulation

     Generally, the Company's operations are not subject to state or local licensing requirements or other regulations specifically governing the provision of commercial and professional staffing services. There can be no assurance, however, that states in which the Company operates or may in the future operate will not adopt such licensing or other regulations affecting the Company.

     The laws of various states require the Company to maintain workers' compensation and unemployment insurance coverage for its temporary employees. The Company maintains state mandated workers' compensation and unemployment insurance coverage. The extent and type of health insurance benefits that employers are required to provide employees have been the subject of intense scrutiny and debate in recent years at both the national and state levels. Proposals have been made to mandate that employers provide health insurance benefits to staffing employees. In addition, some states could impose sales taxes, or raise sales tax rates, on staffing services. Further increases in such premiums or rates, or the introduction of new regulatory provisions, could substantially raise the costs associated with hiring and employing staffing employees.

Intellectual Property

     The Company maintains a number of trademarks, tradenames, service marks and other intangible rights. The Company believes that it has all rights to trademarks and trade names necessary for the conduct of its business and is not currently aware of any infringing uses or other conditions that would materially and adversely affect its use of proprietary rights.

Acquisition History

     In 1996, the Company acquired Irene Cohen Temps, Inc., Corporate Staffing Alternatives, Inc., Certified Technical Staffing, Inc., and the operating assets of Irene Cohen Personnel, Inc. (collectively the "Irene Cohen Group"), all of which are based in New York City, and the assets of Vogue Personnel Services, Inc., of New York City, which were incorporated into the operations of the Irene Cohen Group.

     In 1997, the Company acquired Advanced Staffing Solutions, Inc., based in Raleigh-Durham, North Carolina; Administrative Sales Associates Temporaries, Inc., and Administrative Sales Associates, Inc., both operating in New York City; Quality OutSourcing, Inc., based in New York; and E.D.R. Associates, Inc., and Electronic Data Resources, L.L.C., both based in Windsor, Connecticut.

     In 1998, the Company acquired Cheney Associates and Cheney Consulting Group of Hamden, Connecticut; Shore Resources, Incorporated, of Los Angeles, California; substantially all of the assets of the Southern Virginia offices of Select Staffing Services, Inc., based in McLean, Virginia; Staffing Solutions, Inc., and Intelligent Staffing, Inc., of Miami Lakes, Florida; Phoenix Communication Group, Inc. of N.J., based in Woodbridge, New Jersey; Carlyle Group Ltd. Of and Staffing Alternatives International, Inc. and VSG Consulting, Inc. based in Dallas, Texas.

     The following table sets forth certain information with respect to companies acquired through the date of this Annual
Report.



                      Table on following page.

                            Date                         Year
Company                   Acquired    Location          Founded    Services

Irene Cohen Group         May 1996   New York City       1977     Temporary,
                                                                  IT, Contract,
                                                                  Permanent

Vogue Personnel Services  Oct. 1996  New York City       1974    Temporary,
                                                                 IT

Advanced Staffing         Mar. 1997  Raleigh-Durham, NC  1965    Temporary,
  Solutions, Inc.                                                IT, Contract

Administrative Sales      July 1997  New York City       1976    Temporary,
  Associates Temporaries,                                        IT,
  Inc., and Administrative                                       Permanent
  Sales Associates, Inc.

Quality OutSourcing, Inc. Sept. 1997 New York City       1989    Temporary,
                                                                 Permanent

E.D.R. Associates, Inc.   Sept. 1997 Windsor, CT         1984    IT
  and Electronic Data
  Resources, L.L.C.

Cheney Associates and     Mar. 1998  Hamden, CT          1987    IT
  Cheney Consulting Group

Shore Resources,          Mar. 1998  Los  Angeles, CA    1976    Temporary,
  Incorporated                                                   IT,
                                                                 Permanent

Select Staffing           Mar. 1998  Southern, VA        1960    Temporary,
  Services, Inc.                                                 Payrolling

Staffing Solutions, Inc.  June 1998  Southern, FL        1989    Temporary,
  and Itelligent                                                 Permanent
  Staffing, Inc.

Phoenix Communication     June 1998  Woodbridge, NJ      1987    IT
  Group, Inc.

Carlyle Group, Ltd.       July 1998  Chicago, IL         1982    Search

Staffing Alternatives     Nov. 1998  Dallas, TX          1995    IT
  International, Inc. and
  VSG Consulting, Inc.

     The Company's acquisitions and internal business development since May 1996, have resulted in substantial growth. Total revenues in 1998 were $291.3 million as compared to $142.8 million in 1997, and $53.4 in 1996.

                       Item 2.  Properties

     The Company's corporate headquarters are currently located at 850 Third Avenue, 11th Floor, New York, NY 10022. The Company believes that space at its corporate headquarters will be adequate for its needs.

     The Company leases space for all of its Hub-Centers and does not own any real property. The Company believes that its facilities are adequate for its needs and does not anticipate inordinate difficulty in replacing such facilities or opening additional facilities, if needed.

                   Item 3.  Legal Proceedings

     In the ordinary course of its business, the Company is periodically threatened with or named as a defendant in various lawsuits, including discrimination, harassment, and other similar claims. The Company maintains insurance in such amounts and with such coverage and deductibles as management believes are reasonable. The Company is not a party to any material legal proceedings.

  Item 4.  Submission of Matters to a Vote of Security Holders

     No matter was submitted to a vote of security holders in the fourth quarter of 1998.

                             PART II

   Item 5.  Market for Registrant's Common Equity and Related
                       Stockholder Matters

     Since September 4, 1998, the Company's Common Stock has traded on the Nasdaq National Market under the symbol "HDWY." Previously, quotations for the Company's Common Stock were reported on the Nasdaq SmallCap Market. The following table sets forth, (i) the high and low closing sale prices for the Common Stock as reported on the Nasdaq National Market for the last calendar quarter of 1998, and (ii) the high and low bid prices for the Common Stock for all prior periods listed, which are based on inter-dealer bid prices without markup, markdown, commissions, or adjustments, and may not represent actual transactions.

Calendar Quarter Ended                High ($)         Low ($)

March 31, 1997                        4.750              3.625
June 30, 1997                         4.625              3.00
September 30, 1997                    5.344              3.688
December 31, 1997                     5.938              4.125

March 31, 1998                        8.875              4.125
June 30, 1998                         12.750             7.375
September 30, 1998                    11.875             4.313
December 31, 1998                     7.000              4.250

      In March 1998, the Company completed a new financing consisting of a $75,000,000 senior credit facility, $20,000,000 of Series F Convertible Preferred Stock and $10,000,000 of senior subordinated debt. The Company used a portion of the new financing to pay down existing debt obligations and a portion to finance the acquisitions completed in 1998. The balance of the financing will be used for future acquisitions and for general working capital. NationsBank N.A. acted as agent for the senior credit facility. NationsBanc Montgomery Securities, LLC, acted as placement agent for the Series F Convertible Preferred Stock and senior subordinated notes. The Company incurred total transaction costs of $1,235,000 in connection with the senior credit facility and $2,134,000 relating to the subordinated debt and equity. All of the securities were offered and sold under the exemption from registration set forth in Section 4(2) of the Securities Act of 1933.

     In October 1998, the senior credit facility was increased to $90,000,000 from $75,000,000 on substantially the same terms as the original facility.

     The Company has authorized and outstanding 1,000 shares of Series F Convertible Preferred Stock ("Series F Stock"). The Series F Stock is convertible to Common Stock of the Company on the basis of the liquidation preference of the Series F Stock at a conversion price of $5.58 per share, subject to adjustment in certain circumstances including a provision to the effect that conversion within the first two years of the date of issuance will be at a conversion price of $6.00 per share. The Series F Stock is senior to the Common Stock with respect to payment of dividends and distributions in liquidation. Holders of the Series F Stock are entitled to receive dividends payable quarterly equal to 5.5% of the liquidation preference value of the Series F Stock, which is $20,000 per share or a total of $20.0 million. No dividends or distributions may be made with respect to the Common Stock unless all dividend payments on the Series F Stock are current. Holders of the Company's Series F Convertible Preferred Stock have the right to elect one member of the Board of Directors, elect one-third of the Board of Directors so long as a default in dividend payments exists and is continuing, and approve certain corporate transactions and activities, including, acquisitions in excess of specified limits, sales of substantial assets or subsidiaries, implementing additional debt facilities in excess of specified limits, sales of Company securities in certain circumstances, amending the Company's charter documents, effecting or permitting a sale of the Company, issuing stock options and similar incentive arrangements involving the Company's securities, and other matters. The existence of these rights could inhibit the ability of the Company to effect or participate in transactions acceptable to the Company but not the holders of the Series F Convertible Preferred Stock, or the ability of stockholders to participate in a transaction in which they might otherwise receive a premium for their shares over the then-current market price.

      Since its inception, no dividends have been paid on the Company's Common Stock. The Company intends to retain any earnings for use in its business activities, so it is not expected that any dividends on the Common Stock will be declared and paid in the foreseeable future.

      As  of  March  8,  1999, the Company had approximately  250
stockholders   of  record  and  approximately  2,800   beneficial
shareholders.


                        This space left blank.

                Item 6.  Selected Financial Data

     The selected consolidated financial data set forth below as of and for the years ended December 31, 1998, 1997, 1996, 1995, and 1994, were derived from audited consolidated financial statements of the Company.

Statement of Income Data
In Thousands, Except Per Share Data

                                       For Year Ended December 31
                                    1994     1995      1996      1997      1998

Revenues                         $12,920  $10,996   $53,389  $142,842  $291,303
Direct expenses                        -        -    29,703   104,396   224,993

General and administrative
  expenses                        10,576    9,364    19,535    29,588    48,638
Depreciation and amortization        116      226       514     1,453     2,952
Total operating expenses          10,692    9,590    20,049    31,041    51,590

Operating income from
  continuing operations            2,228    1,406     3,637     7,405    14,720

Other (income) expenses:
  Interest expenses                   32       65     1,088     2,662     4,515
  Interest incom                     (67)     (60)      (91)     (104)     (152)
  (Gain) on sale of investment         -        -         -    (4,272)     (901)
  Other expenses, net                  -        -       (51)     (750)        -
                                     (35)       5       946    (2,464)    3,462
Income from continuing operations
  before income tax expense        2,263    1,401     2,691     9,869    11,258

Income tax expense                   999      696       945     4,064     4,639
Income from continuing operations  1,264      705     1,746     5,805     6,619

(Loss) from discontinued operations (323)  (1,800)     (564)   (2,999)        -

Net (loss) income before
  extraordinary item                 941   (1,085)    1,182     2,806     6,619

Extraordinary (loss)                   -        -         -         -    (1,557)

Net income (loss)                    941   (1,085)    1,182     2,806     5,062

Deemed dividend on preferred stock     -        -    (1,470)        -         -
Preferred dividend requirements      (98)     (56)     (276)     (137)     (866)
Net income (loss) available for
  common stockholders              $ 843   $(1,141)   $(564)   $2,669    $4,196

Basic earnings (loss) per
 common share:
   Continuing operations           $0.27     $0.14    $   -     $0.79    $ 0.58
   Discontinued operations         (0.07)    (0.39)   (0.11)    (0.42)        -
   Extraordinary item                  -         -        -         -     (0.15)
   Net income (loss)               $0.20    $(0.25)  $(0.11)    $0.37    $ 0.43

Diluted earnings (loss)
 per common share:
   Continuing operations           $0.21     $0.10    $   -     $0.58    $ 0.47
   Discontinued operations         (0.05)    (0.35)   (0.11)    (0.30)        -
   Extraordinary item                  -         -        -         -     (0.11)
   Net income (loss)                0.16     (0.25)   (0.11)     0.28    $ 0.36

Average shares outstanding
   Basic                    4,315,277  4,597,358 4,995,523  7,223,462  9,853,354
   Diluted                  6,030,151  6,771,032 4,995,523 10,012,198 14,157,012

Balance Sheet Data
In Thousands

                                                 As of December 31
                                     1994    1995     1996    1997    1998

Working capital                       245    1,494   1,648     450    32,139
Total assets                       14,522   12,142  34,669  67,336   126,946
Long term debt,
  excluding current portion           750    1,901   7,250  19,059    60,959
Stockholders' equity                4,030    5,302  13,424  16,452    42,571


   Item 7.  Management's Discussion and Analysis of Financial Condition
                    and Results of Operations

Overview

     Headway Corporate Resources, Inc., is a leading provider of human resource and staffing services to the financial services industry. The financial services industry consists primarily of investment banking firms, banking institutions, insurance companies, credit card service companies, and other finance companies, and extends by association to real estate companies, appraisal firms, law firms, accounting firms, and other service companies that participate in the financial services industry. Headway's history of service in the industry, which began in 1984 with executive search services, enables it to understand the complexity of the products and services offered by the financial services industry, assist the client in identifying the human resources required to support those products and services, and develop industry specific solutions for the human resources needs of the client. Headway has established its staffing service business in the financial service industry through 16 acquisitions of staffing and professional services companies since 1996. The Company's acquisitions and internal business development over the past two years have resulted in substantial growth. Total revenues in 1998 were $291.3 million, as compared to $142.8 million in 1997 and $53.4 million in 1996.

     The human resource management services offered by the Company consist primarily of temporary staffing and value-added services, IT/professional staff services, executive search and permanent placement services, and contract staff administration services. In temporary staffing and value added services, the Company provides employees to clients for periods ranging from one day to several months to satisfy a specific job skill need arising from absenteeism, special projects, fluctuations in the client's volume of business inherent in the business cycle, technology and business system changes, and other causes. The thrust of Headway's marketing approach for its temporary staffing and value added services is "SmartSizing", which is a human resource management policy of controlling and minimizing the fixed cost of employees by expanding and contracting the client's workforce as needed to meet its specific business needs as they change. The job skills required by clients and offered by the Company consist primarily of "office/clerical" personnel, including, secretaries, office workers, and, administrative staff. Value added services include payroll services and more involved arrangements where the Company assumes some or all of the administrative functions of employment on-site at the client's business, which is commonly referred to as "vendor-on-premises". Headway offers IT/professional staff services in which accountants, computer programmers and technicians, desktop publishing operators, network administrators, and computer graphic specialists are placed on a temporary, contract, or permanent basis. Executive search services focuses on placing middle to upper level management positions in the financial services industry and permanent placement involves placement of office/clerical and IT/professional personnel. Headway offers contract staff administration services where it assumes the position of employer for independent contractors used frequently by clients and manages the scheduling of the independent contractors to make them available to service clients' needs.

     The Company's goal is to build a national staffing business focused on providing these services primarily to the financial services industry. Headway's strategy for achieving this goal is to make acquisitions and conduct operations through a decentralized "Hub-Spoke" management model. The Company will seek strategic acquisitions in major United States metropolitan markets, which will serve as Hubs for business operations and development, and rely on a combination of seeking additional acquisitions within existing and future Hub locations and internal growth to expand its business.

1998

     In 1998 the Company continued to execute its strategy of becoming a full service provider of human resource management and staffing services primarily serving the financial services industry. The Company completed seven acquisitions and expanded into four new markets during the year. In 1998, the Company experienced internal growth of 38% while achieving record revenues, net income and earnings per share. The Company is expecting to continue to grow both internally and through additional acquisitions. While there are a number of competitive companies in the staffing industry, the Company believes that its strategy of focusing on the financial services industry is unique as is its ability to provide a broad range of human resource services.

     In March 1998, the Company completed a new financing consisting of a $75,000,000 senior credit facility, $20,000,000 of convertible preferred stock and $10,000,000 of senior subordinated debt. A portion of the proceeds were used to pay down existing debt obligations, finance the Company's acquisitions in 1998 and for general working capital. In October 1998, the Company expanded its senior credit facility to $90 million. The unused portion of the senior credit facility is available to finance future acquisitions and for working capital. In connection with the financing in March 1998, the Company had an extraordinary loss after tax of $1.6 million related to the early retirement of its prior debt.

     In March 1998, the Company acquired substantially all of the assets of the Southern Virginia offices of Select Staffing
Services Inc., a provider of temporary services. The offices are located in Richmond, Virginia Beach and Hampton, Virginia.

     In March 1998, the Company acquired substantially all of the assets of Cheney Associates and Cheney Consulting Group of New Haven, Connecticut engaged in the business of offering permanent and temporary information technology staffing services primarily in Connecticut.

     In March 1998, the Company acquired all of the outstanding capital stock of Shore Resources, Incorporated of Los Angeles, California. With offices in Newport Beach and Lake Forest, Shore is engaged in the business of offering temporary and permanent staffing, primarily in Southern California.

     In June 1998, the Company acquired substantially all of the assets of Staffing Solutions, Inc. and Intelligent Staffing, Inc., both Florida corporations (collectively "SSI") in a single transaction. SSI is engaged in the business of providing clerical temporary and permanent staffing principally in Southern Florida.

     In June 1998, the Company acquired substantially all of the assets of Phoenix Communication Group, Inc. of N.J. Phoenix is engaged in the business of offering information technology temporary and permanent staffing services. The principal offices of Phoenix are located in Woodbridge, New Jersey.

     In July 1998, the Company acquired all of the outstanding capital stock of Carlyle Group, Ltd. ("Carlyle"). With principal offices in Chicago, Illinois, Carlyle is an executive search firm specializing in real estate and management consulting search assignments.

     In November 1998, the Company acquired substantially all of the assets of Staffing Alternatives International, Inc. and VSG Consulting, Inc. in a single transaction. The two companies provide information technology staffing services in the Dallas, Texas area.

     During 1998, the Company realized an after tax gain of $595,000 on the sale of its remaining investment in Incepta.

     During 1998, the Company's common stock began trading on the Nasdaq National Market System under the symbol HDWY.

     In March 1999, the Company made a decision to buy-out the employment agreement of Ronald Wendlinger, vice chairman and executive vice president of Headway Corporate Staffing Services, a wholly owned subsidiary. In connection with this termination, the Company will incur a non-recurring charge of approximately $1.5 million after tax in the first quarter of 1999. The Company expects to realize cost savings for the balance of 1999 and in future years as a result of this transaction.

     The services of the Company are targeted to the financial services industry, and it is expected that this focus will continue in the current year. Accordingly, the performance of the Company has been, and will continue to be heavily dependent of the performance of the financial services industry.

1997

     In 1997 the Company completed four acquisitions and expanded into three new markets during the year. In 1997, the Company experienced internal growth of 20% while achieving record revenues, net income, and earnings per share.

     In March 1997, the Company acquired substantially all of the assets of Advanced Staffing Solutions, Inc., ("ASSI") a North Carolina-based provider of temporary staffing and human resource management services. The principal offices of ASSI are located in Durham, North Carolina.

     In July 1997, the Company acquired substantially all of the assets of Administrative Sales Associates, Inc., and Administrative Sales Associates Temporaries, Inc. (collectively, "ASA"), both New York corporations engaged in the business of offering permanent and temporary staffing services to the financial services industry. The principal offices of ASA are located in New York City.

     In September 1997, the Company acquired substantially all of the assets of Quality OutSourcing, Inc., a New Jersey corporation engaged in the business of offering temporary staffing and outsourcing services, primarily in New Jersey, New York, and North Carolina.

     Also in September 1997, the Company acquired all of the capital stock of E.D.R. Associates, Inc., and substantially all the assets of Electronic Data Resources, L.L.C. (collectively "EDR"). EDR is engaged in the business of offering information technology staffing and consulting services. The principal office of EDR is located in Windsor, Connecticut.

     Funding for these acquisitions was provided by debt financing obtained from ING Capital Corporation ("ING"), the lender for the Company's acquisitions in 1996. In connection with these acquisitions, ING increased the Company's credit facility from $15,000,000 to $50,000,000.

     In December 1997, the Company completed the sale of Furash &
Company, Inc. ("FCI"), in exchange for 1,500 shares of preferred stock in a privately held corporation. The Company recorded a loss on the sale of approximately $2,700,000 net of tax.
Accordingly, FCI's results of operations for 1997 and 1996 are included in discontinued operations. This divestiture marked the completion of the Company's plan to divest all non-core business segments, allowing it to focus on its core business of human resource management and staffing services.

     During 1997, the Company realized an after-tax gain of approximately $2,772,000 on its investment in Incepta.

Results of Operations

Years Ended December 31, 1998 and 1997

     Revenue increased $148,461,000 to $291,303,000 for the year ended December 31, 1998, from $142,842,000 for the year ended December 31, 1997. The increase in revenue for 1998 is attributable to a full year of results from the acquisitions completed during 1997 as well as the seven acquisitions completed during 1998. In addition, the Company experienced internal growth in 1998 of 38%, as a result of the continued dependence by the Company's customers on the use of contingent workers.

     The executive search subsidiary, Whitney Partners, L.L.C. ("Whitney") contributed $19,785,000 to consolidated revenues in 1998, an increase of $2,259,000 from $17,526,000 in 1997. This increase is due to the continued strong performance in the financial services industry and the related increase in the hiring activities of Whitney's clients, and the contribution that Carlyle made since its acquisition in July 1998. During the fourth quarter however, the financial markets experienced a short-term crisis. This resulted in lower fourth quarter revenues than was expected. The downturn turned out to be short-lived as revenue picked up the end of the quarter and this trend continues in the first quarter of 1999.

     Total operating expenses increased $141,146,000 to $276,583,000 for 1998 from $135,437,000 for 1997. Of the increase, $120,597,000 relates to the increase in direct costs that are the wages, taxes and benefits of work-site employees of the staffing companies. Direct costs increased as a percentage of revenues to 77.2% in 1998 from 73.1% in 1997. The increase primarily reflects the Company's changing mix of business. Specifically, the executive search business that has no direct costs is becoming a smaller percentage of the Company's revenues. The balance of the increase in operating expenses relates to the acquisitions of the staffing companies in late 1997 and 1998. General and administrative expenses decreased as a percentage of revenues from 20.7% in 1997 to 16.7% in 1998. This trend is expected to continue as the Company grows and gains critical mass

     Whitney's operating expenses increased $744,000 to $15,313,000 for the year ended December 31, 1998 as compared to $14,569,000 for the same period last year. The increase relates primarily to the operating expenses of Carlyle.

     Net income from continuing operations before extraordinary item increased $814,000 to $6,619,000 for the year ended December 31, 1998 compared to net income from continuing operations of $5,805,000 for the year ended December 31, 1997. Included in the results for 1998 and 1997 is an after tax gain of $595,000 and $2,772,000 respectively on the sale of the Company's investment in Incepta. In addition, the 1997 results include a reversal of a loan reserve of $405,000 after tax. Net income was $5,062,000 for the year ended December 31, 1998 after an extraordinary loss after tax of $1,557,000 on early retirement of debt. This compares to net income of $2,806,000 for 1997 which includes losses after tax from discontinued operations of $2,999,000.

     The Company's operations were not significantly impacted by inflation during the years ended December 31, 1998 and 1997, and it is not anticipated that inflation will have any significant impact on the Company's results of operations for at least the next year.

Discontinued Operations

     In December 1997, the Company sold its wholly-owned subsidiary Furash & Company, Inc. ("Furash"). The sale of Furash has been accounted for as a discontinued operation. The financial statements reflect the discontinuation of the advisory services segment.

Years Ended December 31, 1997 and 1996

     Revenues increased $89,453,000 to $142,842,000 for the year ended December 31, 1997, from $53,389,000 for the year ended December 31, 1996. The increase in revenues for 1997 is attributable to a full year of the IC Group and Vogue acquisitions, which were completed in May and October 1996, respectively, as well as the other acquisitions of temporary staffing companies completed during 1997. All acquisitions were effected through the Company's subsidiary, Headway Corporate Staffing Services, Inc. ("Staffing Services"). In addition, the Company experienced internal growth in 1997 of 20% as a result of the continued dependence by the Company's customers on the use of contingent workers. The Company believes that this trend will continue in 1998.

     The executive search subsidiary, Whitney, contributed $17,526,000 to revenues in 1997, an increase of $1,218,000 from $16,308,000 in 1996. This increase is due to the continued strong performance in the financial services industry and the related increase in the hiring activities of Whitney's clients.

     Total operating expenses increased $85,685,000 to $135,437,000 for the year ended December 31, 1997, from $49,752,000 for the year ended December 31, 1996. Of the increase, $74,693,000 relates to the increase in direct costs which are the wages, taxes, and benefits of worksite employees of Staffing Services. Furthermore, direct costs as a percentage of revenues increased in 1997 as compared to 1996 as a result of the increase in the percentage of the Company's total revenues attributable to the workforce business of Staffing Services. The balance of the increase relates to the operating expenses associated with the acquisitions of the staffing companies in late 1996 and 1997. General and administrative expenses decreased as a percentage of revenues to 20.7% in 1997 from 36.6% in 1996. This percentage is expected to continue to decrease as the Company grows.

     Whitney's operating expenses increased $1,273,000 to $14,569,000 for the year ended December 31, 1997 as compared to $13,296,000 for the same period last year. The increase relates to additional compensation expense directly attributable to the increase in revenue and start-up costs for Whitney's new Hong Kong and Singapore offices.

     Net income from continuing operations increased $4,059,000 to $5,805,000 for the year ended December 31, 1997, compared to net income from continuing operations of $1,746,000 for the year ended December 31, 1996. The increase in 1997 relates to the acquisitions of the staffing companies in late 1996 and 1997, an after-tax gain of approximately $2,772,000 on the Company's investment in Incepta, and a reversal of a loan reserve of $405,000, net of tax. Net income was $2,806,000 for the year ended December 31, 1997, compared to net income of $1,182,000 for the year ended December 31, 1996. Included in net income are losses after tax from discontinued operations of $2,999,000 in 1997 and $564,000 in 1996.

     The Company's operations were not significantly impacted by inflation during the years ended December 31, 1997 and 1996, and it is not anticipated that inflation will have any significant impact on the Company's results of operations for at least the next year.

     Discontinued Operations

     In December 1997, the Company sold its wholly owned subsidiary FCI. The sale of FCI has been accounted for as a discontinued operations and the prior years financial statements have been restated to reflect the discontinuation of the advisory services segment.

     FCI had a loss after tax for the year ended December 31, 1997, of $301,000 compared to a loss after tax of $564,000 for the same period in 1996. In addition, the Company recorded a loss on the disposal of the segment of approximately $2,700,000.

Liquidity and Capital Resources

     Net cash generated from operating activities was $124,000 in 1998. This is a result primarily due to net income of $5,062,000 and depreciation and amortization expenses of $3,354,000, and an increase in accrued payroll, offset by an increase in accounts receivable of $13,426,000 attributable to the high level of internal growth and from the acquisitions of the staffing companies. This is a trend that is likely to continue as the Company continues to grow and acquire additional staffing companies. In 1997 cash used for operating activities of $5,808,000 primarily related to the increase of accounts receivable as a result of acquisitions.

     Total cash used in investing activities of $42,693,000 in 1998 and $12,714,000 in 1997 was primarily the result of the acquisitions completed during 1998 and 1997, offset by the proceeds of the sale of the Company's investment in Incepta Group plc and purchases of property and equipment.

     Total cash generated from financing activities was $44,285,000 for 1998, compared to $20,025,000 generated from financing activities in fiscal 1997. Cash from financing activities in 1998 was primarily related to the net proceeds from the financing completed in March 1998. Cash from financing activities in 1997 was primarily related to the net proceeds from the ING financing arrangement.

     In September 1998, the Company announced that its Board of Directors had authorized a stock repurchase program of up to 1.0 million shares. Since the announcement, the Company has used a total of $290,000 to repurchase approximately 57,000 shares. All purchases were made between October 1, 1998 and December 2, 1998. The program is still in place, however the Company anticipates that future purchases under the program will not be material.

     In March 1998, the Company completed a financing for $105,000,000 a portion of which was used to refinance existing debt, for acquisitions completed during 1998 and for general working capital. This was subsequently increased to $120 million. At December 31, 1998, the Company had approximately $37 million available under its senior credit facility.

     At December 31, 1998 the Company had working capital of $32,139,000 compared to working capital of $450,000 at December 31, 1997. This increase is primarily the result of the refinancing completed in March 1998. Estimated cash earnout payments to be made in 1999 are $10,489,000 of which $1,987,000 are included in current liabilities at December 31, 1998. Management anticipates that working capital will continue to improve in 1999 if the Company's performance continues at present levels. Management estimates that cash flow from operations in 1999 as well as the availability under the existing credit facility with NationsBank will be sufficient for meeting payment obligations and working capital needs as they arise.

Recently Issued Accounting Pronouncements

     In June 1998, the FASB issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, which is required to be adopted in years beginning after June 15, 1999. The Statement permits early adoption as of the beginning of any fiscal quarter after its issuance. The Company expects to adopt the new Statement effective January 1, 2000. The Statement will require the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If a derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivative will either be offset against the change in fair value of the hedged asset, liability, or firm commitment through earnings, or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. The Company does not anticipate that the adoptions of this Statement will have a significant effect on its results of operations or financial position.

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

     The Company intends to develop a contingency plan to be able to react to any Year 2000 problems should they arise.

Forward-Looking Statements

     The Private Securities Litigation Reform Act of 1985 provides a safe harbor for forward-looking statements made by the Company. All statements, other than statements of historical fact, which address activities, actions, goals, prospects, or new developments that the Company expects or anticipates will or may occur in the future, including such things as expansion and growth of the Company's operations and other such matters are forward-looking statements. Any one or a combination of factors could materially affect the Company's operations and financial condition. These factors include competitive pressures, the availability of new acquisitions on terms acceptable to the Company, changes in the performance of the financial services industry or the economy, legal and regulatory initiates affecting temporary employment, and conditions in the capital markets. Forward-looking statements made by the Company are based on knowledge of its business and the environment in which it operates as of the date of this report. Because of the factors listed above, as well as other factors beyond its control, actual results may differ from those in the forward-looking statements.

 Item 7A.  Quantitative and Qualitative Disclosures About Market
                              Risk

     The Company is exposed to changes in interest rates primarily from its long-term debt arrangements. Under its current policies, the Company uses interest rate derivative instruments to manage exposure to interest rate changes. As of December 31, 1998, the Company had two interest rate exchange agreements converting $40,000,000 of variable rate borrowings under the senior credit agreement to a fixed rate of 5.42% per annum plus the applicable margin, expiring in 2000. Subsequent to year-end, the terms of the swap were changed, lowering the fixed rate to 5.2% per annum plus the applicable margin, and extending the term of the swap by one-year, at the counterparty's option.

     The Company is exposed to credit loss in the event of nonperformance by the counterparty, a large financial institution. However, the Company does not anticipate nonperformance by the counterparty.

      Item 8.  Financial Statements and Supplementary Data

     The consolidated financial statements and supplementary data of the Company appear at the end of this report beginning with the Index to Consolidated Financial Statements on page F-1.

    Item 9.  Changes In and Disagreements With Accountants on
               Accounting and Financial Disclosure

     There were no changes in or disagreements with the Company's independent auditors during the preceding two calendar years.

                            PART III

     The information required by each of the Items listed below is incorporated herein by reference to the definitive proxy statement of the Company for the 1999 annual meeting of stockholders, which the Company proposes to file with the Securities and Exchange Commission on or before April 30, 1999:

     Information required by "Item 10.  Directors and Executive
Officers of the Registrant," is incorporated by reference to the proposed caption "Directors and Executive Officers" in the proxy statement;

     Information required by "Item 11. Executive Compensation," is incorporated by reference to the proposed caption "Executive
Compensation" in the proxy statement;

     Information required by "Item 12. Security Ownership of Certain Beneficial Owners and Management," is incorporated by reference to the proposed caption "Security Ownership of Management and Principal Stockholders" in the proxy statement; and

     Information required by "Item 13.  Certain Relationships and
Related Transactions," is incorporated by reference to the proposed caption "Certain Relationships and Related Transactions" in the proxy statement.

                             Part IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on
                            Form 8-K

Financial Statements and Financial Statement Schedules

     The information required by this subsection of this item is presented in the index to the financial statements on page F-1.

Reports on Form 8-K

     No reports on Form 8-K were filed by the Company during the last calendar quarter of 1998.

Exhibits

     Copies of the following documents are included as exhibits to this report pursuant to Item 601 of Regulation S-K.

Exhibit     SEC Ref.     Title of Document                Location
No.         No.
1           (2)          Stock Purchase Agreement dated   Jan/Fm8-K
                          December 24, 1997, pertaining   Ex. No. 1
                          to the sale of Furash & Company Page E-1
                          Inc. (1)

2           (2)          Asset  Purchase Agreement dated  Apr/Fm8-K
                          March 23, 1998 for Cheney       Ex. No. 1
                          Associates, L.L.C. (2)          Page E-1

3           (2)          Asset  Purchase Agreement dated  Apr/Fm8-K
                          March 23, 1998, Select Staffing Ex. No. 2
                          Services, Inc. (2)              Page E-31

4           (2)          Stock  Purchase Agreement dated  Apr/Fm8-K
                          March 23, 1998 for Shore        Ex. No. 3
                          Resources, Incorporated (2)     Page E-58

5           (2)          Asset Purchase Agreement dated   Jun/Fm8-K
                          June 22, 1998, pertaining to    Ex. No. 2
                          the purchase of assets of       Page E-36
                          Staffing Solution, Inc., and
                          Intelligent Staffing, Inc (3)

6           (2)          Asset Purchase Agreement dated   Jun/Fm8-K
                          June 29, 1998, pertaining to    Ex. No. 1
                          the purchase of assets of       Page E-1
                          Phoenix Communication Group,
                          Inc. (3)

7           (3)(I)       Certificate of Incorporation (4) 1996 Fm10-K
                                                          Ex. No. 1
                                                          Page E-1

8           (3)(ii)      By-Laws (4)                      1996 Fm10-K
                                                          Ex. No. 2
                                                          Page E-5

9           (3)(ii)      By-Law Amendments (2)            Apr/Fm8-K
                                                          Ex. No. 5
                                                          Page E-113

10          (4)          Certificate of Designation       1996 Fm10-K
                          of Preferred Stock (4)          Ex. No. 3
                                                          Page E-16

11          (4)          Series F Preferred Stock         Apr/Fm8-K
                          Designation (2)                 Ex. No. 4
                                                          Page E-85

12          (4)          Securities Purchase Agreement    Apr/Fm8-K
                          dated March 19, 1998 (2)        Ex. No. 6
                                                          Page E-116

13          (4)          Registration Rights Agreement    Apr/Fm8-K
                          dated March 19, 1998 (2)        Ex. No. 7
                                                          Page E-164

14          (4)          Indenture dated March 19, 1998   Apr/Fm8-K
                          (2)                             Ex. No. 8
                                                          Page E-183

15          (4)          Form of Senior Subordinated      Apr/Fm8-K
                          Note (2)                        Ex. No. 9
                                                          Page E-271

16          (4)          Guaranty Agreement dated March   Apr/Fm8-K
                          19, 1998 (2)                    Ex. No.10
                                                          Page E-282

17          (4)          Credit  Agreement  dated  March  Apr/Fm8-K
                          19, 1998 including Exhibit A    Ex. No. 11
                          Commitment Percentage, and      Page E-291
                          Exhibit F - Form of
                          Revolving Note (2)

18          (4)          Guaranty Agreement dated March   Apr/Fm8-K
                          19, 1998 (2)                    Ex. No. 12
                                                          Page E-393

19          (4)          Security Agreement dated March   Apr/Fm8-K
                          19, 1998 (2)                    Ex. No. 13
                                                          Page E-402

20          (4)          Pledge Agreement dated March     Apr/Fm8-K
                          19, 1998 (2)                    Ex. No. 14
                                                          Page E-423

21          (4)          LC Account Agreement dated       Apr/Fm8-K
                          March 19, 1998 (2)              Ex. No. 15
                                                          Page E-435

22          (4)          Intellectual Property  Security  Apr/Fm8-K
                          Agreement dated March 19, 1998  Ex. No. 16
                          (2)                             Page E-445

23          (21)         Subsidiaries of the Company      This Filing
                                                          Page E-1

24          (23)         Consent of Ernst & Young LLP     This Filing
                                                          Page E-2

25          (27)         Financial Data Schedule (5)      Not
                                                          Applicable


(1) This exhibit is included in the Company's current report on Form 8-K, dated December 31, 1997, and filed with the Commission on January 15, 1998, and is incorporated herein by this reference. The reference under the column "Location" is to the exhibit number and page in the report on Form 8-K.

(2) These exhibit are included in the Company's current report on Form 8-K, dated March 19, 1998, and filed with the Commission on April 3, 1998, and is incorporated herein by this reference. The reference under the column "Location" is to the exhibit number and page in the report on Form 8-K.

(3) These exhibit is included in the Company's current report on Form 8-K, dated June 29, 1998, and filed with the Commission on July 13, 1998, and is incorporated herein by this reference. The reference under the column "Location" is to the exhibit number and page in the report on Form 8-K.

(4) These exhibits are included in the Company's annual report on Form 10-KSB, for the fiscal year ended December 31, 1996, and filed with the Securities and Exchange Commission on March 27, 1997, and are incorporated herein by this reference. The reference under the column "Location" is to the exhibit number and page in the report on Form 10-KSB.

(5)  The Financial Data Schedule for the year ended December 31,
1998, is presented only in the electronic filing with the Securities and Exchange Commission.

                           Signatures

     Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   Headway Corporate Resources,
Inc.

Date:  March 8, 1999                         By: /s/ Barry S.
Roseman, President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Dated: March 8, 1999     /s/ Gary S. Goldstein, Principal
                         Executive Officer and Director


Dated: March 8, 1999     /s/ Barry S. Roseman Principal
                         Financial and Accounting Officer and
                         Director


Dated: March 4, 1999     /s/ G. Chris Andersen, Director


Dated: March 8, 1999     /s/ E. Garrett Bewkes, III, Director


Dated March 8, 1999      /s/ Bruce R. Ellig, Director


Dated: March 8, 1999     /s/ Ehud D. Laska, Director


Dated: March 8, 1999     /s/ Richard B. Salomon, Director

              Form 10-K Item 14 (a) (1) and (2)

     Headway Corporate Resources, Inc. and Subsidiaries




    List of Financial Statements and Financial Statement
                          Schedules

The  following consolidated financial statements of  Headway
Corporate  Resources, Inc. and Subsidiaries are included  in
Item 8:

Report of Independent Auditors                                 F-2

Consolidated Balance Sheets as of December 31, 1998 and 1997   F-3
Consolidated Statements of Income for the years ended
 December 31, 1998, 1997 and 1996                              F-4
Consolidated Statements of Stockholders' Equity
 for the years ended December 31, 1998, 1997 and 1996          F-5
Consolidated Statements of Cash Flows for the years ended
 December 1998, 1997 and 1996                                  F-9
Notes to Consolidated Financial Statements                     F-10


The following consolidated financial statement schedule of Headway Corporate Resources, Inc. and Subsidiaries is included in Item 14 (a) (2):

Schedule II - Valuation and Qualifying Accounts                F-34

All other schedules for which provision is made in the applicable regulation of the securities and exchange commission are not required under the related instruction or are inapplicable and, therefore, have been omitted.

               Report of Independent Auditors

To the Board of Directors and Stockholders
Headway Corporate Resources, Inc.

We have audited the accompanying consolidated balance sheets of Headway Corporate Resources, Inc. and Subsidiaries as of December 31, 1998 and 1997 and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1998. Our audits also included the financial statement schedule listed in the Index at item 14 (a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Headway Corporate Resources, Inc. and Subsidiaries at December 31, 1998 and 1997 and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.



                                           ERNST & YOUNG LLP


New York, New York
February 18, 1999

     Headway Corporate Resources, Inc. and Subsidiaries
                 Consolidated Balance Sheets
                   (Dollars in Thousands)

                                                              December 31
                                                            1998        1997
Assets
Current assets:
Cash and cash equivalents                                 $4,157    $  2,472
Accounts receivable, trade, net of allowance
 for doubtful accounts of $593 (1998) and $371 (1997)     47,017      27,332
Prepaid expenses and other current assets                    954         368
Prepaid income taxes                                       1,217           -
Due from related party                                         -         638
Total current assets                                      53,345      30,810

Property and equipment, net                                4,566       2,181
Intangibles, net of accumulated amortization
 $3,628 (1998) and $1,437 (1997)                          66,388      28,079
Deferred financing costs                                   1,757       2,821
Deferred income taxes                                          -         426
Other assets                                                 890       3,019
Total assets                                            $126,946     $67,336

Liabilities and stockholders' equity
Current liabilities:
  Accounts payable                                       $ 2,190     $ 2,211
  Accrued expenses                                         2,969       1,776
  Accrued payroll                                         13,492       8,097
  Line of credit                                               -      13,404
  Capital lease obligations, current portion                 416         199
  Long-term debt, current portion                            150       1,855
  Income taxes payable                                         -         618
  Other liabilities                                        1,989       2,200
Total current liabilities                                 21,206      30,360

Capital lease obligations, less current portion              755         318
Long-term debt, less current portion                      60,959      19,059
Deferred rent                                              1,251       1,147
Deferred income taxes                                        204           -

Commitments and contingencies

Stockholder's equity:
Preferred stock-$.0001 par value, 5,000,000
   shares authorized:
 Series B, convertible preferred stock-$.0001 par
  value, 6,858 shares authorized, none and 572 shares
  issued and outstanding at December 31, 1998 and
  1997, respectively                                           -         200
 Series D, convertible preferred stock-$.0001 par value,
  44 shares authorized, none and 4 shares issued and
  outstanding at December 31, 1998 and 1997, respectively      -         200
 Series F, convertible preferred stock-$.0001, 1,000
  shares authorized, 1,000 shares and none issued and
  outstanding at December 31, 1998 and 1997, respectively,
  (aggregate liquidation value $20,000)                   20,000           -
 Common stock-$.0001 par value, 20,000,000 shares
  authorized, 10,419,220 shares and 10,362,020 shares
  issued and outstanding, respectively, at December
  31, 1998; 8,907,110 shares issued and outstanding at
  December 31, 1997                                             1          1
 Additional paid in capital                                15,779     13,247
 Treasury stock, at cost                                     (290)         -
 Note receivable                                             (172)      (285)
 Retained earnings                                          7,244      3,048
 Other comprehensive income                                     9         41
Total stockholders' equity                                 42,571     16,452
Total liabilities and stockholders' equity               $126,946    $67,336
See accompanying notes.

     Headway Corporate Resources, Inc. and Subsidiaries

              Consolidated Statements of Income
                   (Dollars in Thousands)


                                          Year ended December 31
                                     1998       1997        1996
Revenues                           $291,303   $142,842    $53,389
Operating expenses:
 Direct costs                       224,993    104,396     29,703
 General and administrative          48,638     29,588     19,535
 Depreciation and amortization        2,952      1,453        514
                                    276,583    135,437     49,752
Operating income from continuing
 operations                          14,720      7,405      3,637

Other (income) expenses:
 Interest expense                     4,515      2,662      1,088
 Interest income                       (152)      (104)       (91)
 Gain on sale of investment            (901)    (4,272)         -
 Other (income) expense, net              -       (750)       (51)
                                      3,462     (2,464)       946
Income from continuing operations
before income tax expense            11,258      9,869      2,691

Income tax expense                    4,639      4,064        945
Income from continuing operations     6,619      5,805      1,746

Discontinued operations:
 Loss from operations of
  discontinued segment (net of
  income tax benefit of $95 (1997)
  and $245 (1996))                        -       (301)      (564)
 Loss on disposal of segment (net
  of income tax benefit of $117)          -     (2,698)         -
Loss from discontinued operations         -     (2,999)      (564)
Net income before extraordinary item  6,619      2,806      1,182
Extraordinary loss on early
  extinguishment of debt (net income
  tax benefit of $1,141)             (1,557)         -          -
Net income                            5,062      2,806      1,182

Deemed dividend on preferred stock        -          -     (1,470)
Preferred dividend requirements        (866)      (137)      (276)
Net income (loss) available for
  common stockholders                $4,196     $2,669      $(564)

Basic earnings (loss) per common
 share:
  Continuing operations              $  .58    $   .79      $   -
  Discontinued operations                 -       (.42)      (.11)
  Extraordinary item                   (.15)         -          -
  Net income (loss)                  $  .43    $   .37      $(.11)
Diluted earnings (loss) per common
 share:
  Continuing operations              $  .47    $   .58      $   -
  Discontinued operations                 -       (.30)      (.11)
  Extraordinary item                   (.11)         -          -
  Net income (loss)                  $  .36    $   .28      $(.11)


See accompanying notes.

     Headway Corporate Resources, Inc. and Subsidiaries

       Consolidated Statements of Stockholders' Equity
                   (Dollars in Thousands)


                                   Series A       Series B       Series C
                                 Convertible    Convertible     Convertible
                                  Preferred      Preferred       Preferred
                                    Stock          Stock          Stock
                              Shares  Amount   Shares  Amount  Shares Amount

Balance at December 31, 1995   2,800   $700     6,858  $2,400     -   $    -
  Issuance of preferred stock      -      -         -       -   150    3,000
  Notes receivable                 -      -         -       -     -        -
  Conversion of preferred stock    -      -         -       -  (145)  (2,900)
  Change in par value              -      -         -       -     -        -
  Retirement of treasury stock     -      -         -       -     -        -
  Repayment of notes receivable    -      -         -       -     -        -
  Warrants issued in connection
   with financing transactions     -      -         -       -     -        -
  Fair value of warrants issued    -      -         -       -     -        -
  Preferred stock dividends        -      -         -       -     -        -
  Translation adjustments          -      -         -       -     -        -
  Net income                       -      -         -       -     -        -
  Comprehensive income             -      -         -       -     -        -
Balance at December 31, 1996   2,800    700     6,858   2,400     5      100
  Conversion of preferred
   stock                      (2,800)  (700)   (6,286) (2,200)   (5)    (100)
  Retirement of tresury stock      -      -         -       -     -        -
  Repayment of notes receivable    -      -         -       -     -        -
  Issuance of stock for
   acquistion                      -      -         -       -     -        -
  Exercise of options and
   warrants                        -      -         -       -     -        -
  Fair value of warrants issued    -      -         -       -     -        -
  Preferred stock dividends        -      -         -       -     -        -
  Translation adjustments          -      -         -       -     -        -
  Net income                       -      -         -       -     -        -
  Comprehensive income             -      -         -       -     -        -
Balance at December 31, 1997       -      -       572     200     -        -
  Issuance of preferred stock      -      -         -       -     -        -
  Conversion of preferred stock    -      -      (572)   (200)    -        -
  Repayment of notes receivable    -      -         -       -     -        -
  Issuance of stock for
  acquisitions                     -      -         -       -     -        -
  Exercise of options and warrants -      -         -       -     -        -
  Preferred stock dividends        -      -         -       -     -        -
  Treasury stock                   -      -         -       -     -        -
  Translation adjustment           -      -         -       -     -        -
  Net income                       -      -         -       -     -        -
  Comprehensive income             -      -         -       -     -        -
Balance at December 31, 1998       -    $ -         -   $   -     -    $   -

See accompanying notes.

     Headway Corporate Resources, Inc. and Subsidiaries

                   (Dollars in Thousands)


                                  Series D        Series F
                                Convertible      Convertible    Common Stock
                                 Preferred        Preferred
                                   Stock            Stock
                              Shares  Amount  Shares  Amount    Shares   Amount

Balance at December 31, 1995       -  $    -       -  $    -  4,597,358   $46
  Issuance of preferred stock     80   4,000       -       -          -     -
  Notes receivable                 -       -       -       -          -     -
  Conversion of preferred stock  (43) (2,150)      -       -  1,818,050     -
  Change in par value              -       -       -       -          -   (45)
  Retirement of treasury stock     -       -       -       -   (113,960)    -
  Repayment of notes receivable    -       -       -       -          -     -
  Warrants issued in connection
   with financing transaction      -       -       -       -          -     -
  Fair value of warrants issued    -       -       -       -          -     -
  Preferred stock dividends        -       -       -       -          -     -
  Translation adjustments          -       -       -       -          -     -
  Net income                       -       -       -       -          -     -
  Comprehensive income             -       -       -       -          -     -
Balance at December 31, 1996      37   1,850       -       -  6,301,448     1
  Conversion of preferred stock  (33) (1,650)      -       -  2,565,775     -
  Retirement of treasury stock     -       -       -       -    (83,462)    -
  Repayment of notes receivable    -       -       -       -          -     -
  Issuance of stock for acquistion -       -       -       -    121,066     -
  Exercise of options and warrants -       -       -       -      2,283     -
  Fair value of warrants issued    -       -       -       -          -     -
  Preferred stock dividends        -       -       -       -          -     -
  Translation adjustments          -       -       -       -          -     -
  Net income                       -       -       -       -          -     -
  Comprehensive income             -       -       -       -          -     -
Balance at December 31, 1997       4     200       -       -  8,907,110     1
  Issuance of preferred stock      -       -   1,000  20,000          -     -
  Conversion of preferred stock   (4)   (200)      -       -    114,540     -
  Repayment of notes receivable    -       -       -       -          -     -
  Issuance of stock for
   acquisitions                    -       -       -       -    175,488     -
  Exercise of options and warrants -       -       -       -  1,222,082     -
  Preferred stock dividends        -       -       -       -          -     -
  Treasury stock                   -       -       -       -          -     -
  Translation adjustment           -       -       -       -          -     -
  Net income                       -       -       -       -          -     -
  Comprehensive income             -       -       -       -          -     -
Balance at December 31, 1998       -    $  -   1,000 $20,000 10,419,220  $  1

See accompanying notes.

     Headway Corporate Resources, Inc. and Subsidiaries

                   (Dollars in Thousands)


                                  Additional
                                   Paid-in       Treasury Stock      Notes
                                   Capital      Shares    Amount   Receivable

Balance at December 31, 1995      $  2,592           -      $ -      $    -
  Issuance of preferred stock            -           -        -           -
  Notes receivable                       -           -        -        (507)
  Conversion of preferred stock      5,178           -        -           -
  Change in par value                   45           -        -           -
  Retirement of treasury stock        (577)          -        -           -
  Repayment of notes receivable          -           -        -          50
  Warrants issued in connection
   with financing transactions       1,867           -        -           -
  Fair value of warrants issued       (734)          -        -           -
  Preferred stock dividends              -           -        -           -
  Translation adjustments                -           -        -           -
  Net income                             -           -        -           -
  Comprehensive income                   -           -        -           -
Balance at December 31, 1996         8,371           -        -        (457)
  Conversion of preferred stock      4,799           -        -           -
  Retirement of treasury stock        (438)          -        -           -
  Repayment of notes receivable          -           -        -         172
  Issuance of stock for acquisition    500           -        -           -
  Exercise of options and warrants       5           -        -           -
  Fair value of warrants issued         10           -        -           -
  Preferred stock dividends              -           -        -           -
  Translation adjustments                -           -        -           -
  Net income                             -           -        -           -
  Comprehensive income                   -           -        -           -
Balance at December 31, 1997        13,247           -        -        (285)
  Issuance of preferred stock       (1,367)          -        -           -
  Conversion of preferred stock        400           -        -           -
  Repayment of notes receivable          -           -        -         113
  Issuance of stock for acquisitions 1,233           -        -           -
  Exercise of options and warrants   2,266           -        -           -
  Preferred stock dividends              -           -        -           -
  Treasury stock                         -     (57,200)    (290)          -
  Translation adjustment                 -           -        -           -
  Net income                             -           -        -           -
  Comprehensive income                   -           -        -           -
Balance at December 31, 1998       $15,779     (57,200)   $(290)     $ (172)


See accompanying notes.

     Headway Corporate Resources, Inc. and Subsidiaries

                   (Dollars in Thousands)


                                              Other          Total
                                Retained   Comprehensive  Stockholders'
                                Earnings      Income         Equity

Balance at December 31, 1995      $(527)        $90        $ 5,301
  Issuance of preferred stock         -           -          7,000
  Notes receivable                    -           -           (507)
  Conversion of preferred stock       -           -            128
  Change in par value                 -           -              -
  Retirement of treasury stock        -           -           (577)
  Repayment of notes receivable       -           -             50
  Warrants issued in connection
   with financing transaction         -           -          1,867
  Fair value of warrants issued       -           -           (734)
  Preferred stock dividends        (276)          -           (276)
  Translation adjustments             -         (10)           (10)
  Net income                      1,182           -          1,182
  Comprehensive income                -           -          1,172
Balance at December 31, 1996        379          80         13,424
  Conversion of preferred stock       -           -            149
  Retirement of treasury stock        -           -           (438)
  Repayment of notes receivable       -           -            172
  Issuance of stock for acquisition   -           -            500
  Exercise of options and warrants    -           -              5
  Fair value of warrants issued       -           -             10
  Preferred stock dividends        (137)          -           (137)
  Translation adjustments             -         (39)           (39)
  Net income                      2,806           -          2,806
  Comprehensive income                -           -          2,767
Balance at December 31, 1997      3,048          41         16,452
  Issuance of preferred stock         -           -         18,633
  Conversion of preferred stock       -           -              -
  Repayment of notes receivable       -           -            113
  Issuance of stock for acquisitions  -           -          1,233
  Exercise of options and warrants    -           -          2,266
  Preferred stock dividends        (866)          -           (866)
  Treasury stock                      -           -           (290)
  Translation adjustment              -         (32)           (32)
  Net income                      5,062           -          5,062
  Comprehensive income                -           -          5,030
Balance at December 31, 1998     $7,244         $ 9       $ 42,571

See accompanying notes.

     Headway Corporate Resources, Inc. and Subsidiaries

            Consolidated Statements of Cash Flows
                   (Dollars in Thousands)

                                                 Year ended December 31
                                                 1998     1997     1996
Net income                                     $5,062   $2,806   $1,182
Adjustments to reconcile net income to
 net cash provided by (used in) operating
 activities:
  Gain on sale of investment                     (901)  (4,272)       -
  Loss on disposal of segment                       -    2,698        -
  Depreciation and amortization                 3,354    2,253    1,099
  Deferred income taxes                           379      475     (830)
  Loss on early extinguishment of debt          1,557        -        -
Changes in assets and liabilities net
 of effects of acquisitions:
  Accounts receivable                         (13,426) (14,471)  (4,163)
  Prepaid expenses and other current assets      (548)      54      622
  Other assets                                   (148)     264     (329)
  Accounts payable and accrued expenses           752    1,211      347
  Accrued payroll                               4,657    4,222    2,092
  Income taxes payable                           (718)    (568)     260
  Deferred rent                                   104        -       39
  Changes in working capital related to
   discontinued operations                          -     (480)       -
Net cash provided by (used in)
  operating activities                            124   (5,808)     319

Investing activities
Expenditures for property and equipment        (1,759)    (695)    (286)
Repayment from notes receivable                   113      172       50
Repayment / advances to employees                   -        -     (257)
Repayment / advances to related parties           638        -     (167)
Proceeds from sale of investment                3,178    4,363        -
Cash paid for acquisitions                    (44,863) (16,512) (12,139)
Other assets                                        -      (42)    (107)
Net cash used in investing activities         (42,693) (12,714) (12,906)

Financing activities
Cash pledged                                        -        -       85
Net change in revolving credit line           (13,404)   9,554        -
Proceeds from long-term debt                   60,800   14,352   12,850
Repayment of long-term debt                   (20,605)  (2,641)  (5,675)
Payment of capital lease obligations             (246)    (136)     (72)
Payments of loan acquisition fees              (2,003)  (1,051)    (857)
Sale of preferred stock, net                   18,633        -    6,267
Proceeds from exercise of options and warrants  2,266        -        -
Purchase of treasury stock                       (290)       -        -
Cash dividends paid                              (866)     (53)     (56)
Net cash provided by financing activities      44,285   20,025   12,542

Effect of exchange rate changes on cash
  and cash equivalents                            (31)     (39)     (10)
Increase (decrease) in cash and cash
  equivalents                                   1,685    1,464      (55)
Cash and cash equivalents at beginning of year  2,472    1,008    1,063
Cash and cash equivalents at end of year       $4,157   $2,472   $1,008

Supplemental disclosure of cash flow information
Cash paid during the year for:
  Interest                                     $3,736   $2,016   $  736
  Income taxes                                 $5,129   $2,870   $1,043

Supplemental  disclosure of noncash investing and  financing activities
In December 1997, an officer and in December 1996, the officer and a former employee sold 83,462 and 113,960 shares of common stock valued at $438,000 and $577,000, respectively, to the Company which was used to reduce amounts due to the Company from these individuals.

In 1998, the Company purchased property and equipment under capital leases amounting to approximately $900,000.

See accompanying notes.

     Headway Corporate Resources, Inc. and Subsidiaries

         Notes to Consolidated Financial Statements

                      December 31, 1998




1. Organization


Headway Corporate Resources, Inc. and its wholly owned subsidiaries provide strategic staffing solutions and personnel worldwide. Its operations include information technology staffing, temporary staffing, contract staffing, permanent placement and executive search. Headquartered in New York, the Company has offices in California, Connecticut, Florida, New Jersey, North Carolina, Virginia, and Texas and executive search offices in New York, Illinois, the United Kingdom, Japan, Hong Kong and Singapore.

In December 1997, the Company sold its wholly owned subsidiary Furash & Company, Inc. ("FCI"), which was engaged in providing management and consulting advisory services. The disposal of FCI was accounted for as a discontinued operation in 1997 and the 1996 financial statements were restated to reflect the discontinuation of the advisory services segment.

In 1998, 1997 and 1996, the Company purchased the stock or certain assets of several temporary staffing companies and an executive search firm (see Note 6).

2. Summary of Significant Accounting Policies

Principles of Consolidation

The  consolidated financial statements include the  accounts of  Headway  Corporate Resources, Inc. and its  subsidiaries
after   elimination   of  all  intercompany   accounts   and
transactions.

Revenue Recognition

Information technology staffing, temporary staffing and contract staffing revenue is recognized when the personnel perform the related services, and revenue from permanent placement services is recognized when the placement is employed.

     Headway Corporate Resources, Inc. and Subsidiaries

2. Summary of Significant Accounting Policies (continued)

Executive search services are primarily engaged on a retainer basis. Income from retainer contracts which provide for periodic billings over periods of up to one year, is recognized as earned based on the terms of the contract.

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

Foreign Currency Translation

Balance sheet accounts of the Company's United Kingdom and Asian subsidiaries are translated using year-end exchange rates. Statement of operations accounts are translated at monthly average exchange rates. The resulting translation adjustment is recorded as a separate component of stockholders' equity.

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

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

     Headway Corporate Resources, Inc. and Subsidiaries

2. Summary of Significant Accounting Policies (continued)

Comprehensive Income

Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income". Statement 130 establishes new rules for the reporting and display of comprehensive income and its components, however, the adoption of this Statement had no impact on the Company's net income or stockholders' equity. Statement 130 requires foreign currency translation adjustments, which prior to adoption were reported separately in shareholders' equity, to be included in other comprehensive income.

Segment Information

Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information". Statement 131 superseded FASB Statement No. 14, "Financial Reporting for Segments of a Business Enterprise". Statement 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. Statement 131 also establishes standards for related disclosures about products and services, geographic areas, and major customers. The adoption of Statement 131 did not affect results of operations or financial position, but did affect the disclosure of segment information (see Note 14).

Stock-Based Compensation

The Company grants stock options for a fixed number of shares to employees with an exercise price equal to the fair value of the shares at the date of grant. The Company accounts for stock option grants in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees", ("APB 25") and related interpretations because the Company believes the alternative fair value accounting provided for under FASB Statement No. 123, "Accounting for Stock-Based Compensation", requires the use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

     Headway Corporate Resources, Inc. and Subsidiaries

3. Property and Equipment

Property and equipment consists of the following:

                                           December 31
                                        1998         1997

Leasehold improvements               $1,248,000     $881,000
Furniture and fixtures                1,537,000    1,043,000
Office and computer equipment         3,730,000    1,405,000
                                      6,515,000    3,329,000
Less accumulated depreciation and
  amortization                        1,949,000    1,148,000
                                   $  4,566,000  $ 2,181,000

4. Due from Related Parties and Related Party Transactions

In December 1997, the Chairman repaid approximately $290,000 of amounts due from him. The remaining $638,000 due from him as of December 31, 1997 was repaid on March 3, 1998. Accordingly, in 1997, a $750,000 reserve against such receivable previously established in 1992 was reversed, and is included in other income.

During 1996, certain other borrowings and accrued interest, aggregating $197,000, were repaid in their entirety by the Chairman.

In 1998 and 1996, financial advisory services were provided to the Company by entities in which a director of the Company was a principal. Amounts paid for such services amounted to $147,000 in 1998 and was related to an acquisition made by the Company. In 1996, the Company paid $582,500 and issued warrants to purchase 240,000 shares of common stock at $4.25 per share to this entity for such services. The warrants were valued at $270,000. Financial advisory services provided in 1996 related to the Company's debt and equity financings and, accordingly, these expenses were allocated between share issuance expenses ($160,000) and deferred financing expense ($110,000).

During the years ended December 31, 1998, 1997 and 1996, the
Company  incurred  fees of approximately $615,000,  $282,000 and $246,000, respectively, for legal services to an entity, whose partner is a member of the Board of Directors.

     Headway Corporate Resources, Inc. and Subsidiaries

5. Long-Term Debt and Credit Facilities

Under the terms of a credit agreement entered into with ING U.S. Capital Corporation ("ICC") in May 1996, the Company obtained a revolving line of credit of $6,000,000 and a term loan of $9,000,000. In connection with this financing agreement, the Company granted to ICC a Series E warrant to purchase 575,000 shares of Series E Convertible Preferred Stock of the Company at $.02 per share exercisable at any time through May 31, 2004. The Series E warrant was valued by an independent appraiser at $1,757,000 and was amortized over the period of the term loan. The Series E warrants issued in connection with the ICC credit facility were exercised for 575,000 shares of common stock in April 1998. In 1997, amendments were made to the credit agreement resulting in three term loans with principal balances of $7,675,000, $7,360,000 and $5,425,000 as of December 31,
1997. These term loans were payable in varying quarterly installments, bearing interest at varying rates which ranged from 9.16% to 9.40% per annum at December 31, 1997. Under the amended agreement, the Company's revolving line of credit, due on demand, was increased to $17,000,000 bearing interest at varying rates based on LIBOR. The Company retired the balance outstanding under its credit facility with ICC from the proceeds of the new financing (see below) and incurred an extraordinary loss on the early retirement of this credit facility of $1,557,000.

In March 1998, the Company completed a financing totaling $105,000,000 consisting of a $75,000,000 senior credit facility, $10,000,000 of senior subordinated notes, and $20,000,000 of Series F Convertible Preferred Stock (see
Note 7).

In October 1998, the lender increased the amounts available under its senior credit facility to $90,000,000 from $75,000,000. The amount that can be borrowed under the senior credit facility is reduced to $85,000,000 in March 2001 and to $75,000,000 in March 2002. This credit facility expires within five years and bears interest at varying rates based on LIBOR ranging from 7.08% to 7.69% per annum at December 31, 1998. The Company incurred expenses in connection with the issuance of the senior credit facility of $1,235,000 which have been deferred and are being amortized over the five year term of the senior credit facility. As of December 31, 1998, $50,800,000 was outstanding under the senior credit facility. The carrying amount of the borrowings under the senior credit facility approximates fair value. Substantially all assets of the Company have been pledged as collateral for the senior credit facility. In addition, the Company is required to meet certain financial ratios, as defined.

     Headway Corporate Resources, Inc. and Subsidiaries

5. Long-Term Debt and Credit Facilities (continued)

The senior subordinated notes are payable in March 2006 and bear interest at 12% per annum until March 2001, increasing to 14% per annum thereafter. The Company incurred expenses in connection with the issuance of the senior subordinated notes of $767,000 which have been deferred and are being amortized over the eight year term of the senior subordinated notes. The carrying amount of the senior subordinated notes was approximately $10,273,000 at December 31, 1998 and was estimated using discounted cash flows based on the Company's incremental borrowing rate for similar types of borrowing arrangements.

In  connection  with an acquisition made in July  1997  (see
Note 6), the Company entered into a $451,000 note payable to the seller. This note is payable in six equal semi-annual installments commencing in January 1998 and bears interest at 6% per annum. At December 31, 1998, approximately $309,000 of the note payable is outstanding.

Annual maturities of long-term debt as of December 31,  1998 are as follows:

        Years ending December 31:
        1999                    $150,000
        2000                     159,000
        2001                           -
        2002                           -
        2003                  50,800,000
        Thereafter            10,000,000
                             $61,109,000

As of December 31, 1998, the Company had two interest rate exchange agreements converting $40,000,000 (notional amount) of variable rate borrowings under the senior credit agreement to a fixed rate of 5.42% per annum plus the applicable margin. The notional amount does not represent amounts exchanged by the parties and is not a measure of the exposure of Company through its use of derivatives. The term of the exchange agreements expire in 2000. Subsequent to December 31, 1998, the terms of the interest rate exchange agreements were revised to reduce the fixed interest rate to 5.2% per annum plus the applicable margin, and to provide an option to the counterparty to extend the term of the exchange agreements to 2001. The fair value of the interest rate exchange agreements based on a notional amount of $40,000,000 and other terms of the agreements, was calculated based on the buyback value of such exchange agreements and, amounted to approximately $(355,000) at December 31,

     Headway Corporate Resources, Inc. and Subsidiaries

5. Long-Term Debt and Credit Facilities (continued)

1998. The Company is exposed to credit loss in the event  of
nonperformance  by  the  counterparty,  a  large   financial
institution.   However,  the  Company  does  not  anticipate
nonperformance by the counterparty.

6.   Acquisitions

In May 1996, the Company acquired all of the capital stock and certain assets of four related New York staffing companies and, in October 1996, the Company acquired certain assets of another staffing company. The purchase price for these acquisitions which amounted to approximately $12,203,000 exceeded the fair value of the net assets acquired resulting in goodwill of approximately $8,833,000.

In March and July 1997, the Company acquired certain assets of a North Carolina corporation and two New York corporations, respectively. In September 1997, the Company acquired (i) substantially all of the assets of a New Jersey corporation and (ii) all of the outstanding stock and substantially all of the assets of a Connecticut corporation and related limited liability company, respectively. In addition, to the purchase price paid at closing, the sellers are entitled to earnouts based on future earnings. The purchase price for these acquisitions which amounted to approximately $25,198,000, including earnouts recorded in 1998 of $5,640,000, exceeded the fair value of the net assets acquired resulting in goodwill of approximately 24,092,000. In addition, in 1997 and 1998, the Company issued 121,066 and 80,710 shares of the Company's common stock, valued at $500,000 and $333,000, respectively, as consideration for a portion of the purchase price.

In March 1998, the Company acquired substantially all of the assets of two related Connecticut entities, three Southern Virginia Offices of a Virginia corporation, and the stock of a California corporation in three separate transactions; in June 1998, the Company acquired substantially all of the assets of two Florida corporations and a New Jersey corporation in two separate transactions; in July 1998, the Company acquired all of the outstanding stock of an Illinois corporation; and in November 1998, the Company acquired substantially all of the assets of two Texas corporations.
In addition, to the purchase price paid at closing, the sellers are entitled to earnouts based on future earnings. The purchase price for these acquisitions which amounted to approximately $40,385,000, including earnouts recorded in 1998 of

     Headway Corporate Resources, Inc. and Subsidiaries

6. Acquisitions

$640,000, exceeded the fair value of the net assets acquired resulting in goodwill of approximately $35,061,000. A portion of the purchase price for two acquisitions consisted of 94,778 shares of the Company's common stock valued at $900,000.

The aforementioned acquisitions have been accounted for as purchases and have been included in the Company's operations from the dates of the respective purchases. Any additional purchase price based on future earnings related to the aforementioned acquisitions will be recorded as additional goodwill upon the determination that the earnouts have been met. The amortization of goodwill for the years ended December 31, 1998, 1997 and 1996 was approximately $2,191,000, $854,000 and $582,000, respectively.

The pro forma unaudited consolidated results of operations assuming consummation of the aforementioned transactions as of the beginning of the respective periods, are as follows:

                                Year ended December 31
                                 1998            1997
                                     (Unaudited)
Total revenue                $320,150,000     $220,769,000
Net income before
  extraordinary item            7,297,000        4,592,000
Net income                      5,740,000        4,592,000
Net income available for
  common stockholders        $  4,639,000      $ 3,355,000

Earnings per share:
Basic                        $        .47      $       .45
Diluted                      $        .38      $       .33

     Headway Corporate Resources, Inc. and Subsidiaries

7. Stockholders' Equity

In 1997, 2,800 shares of Series A 8% cumulative convertible preferred stock that were outstanding as of December 31, 1996 were converted into 1,332,412 shares of common stock.

In 1995, 6,858 shares of Series B convertible preferred stock were issued for all of the capital stock of FCI. The Series B preferred stock was convertible into a minimum of 628,600 shares and a maximum of 685,744 shares of common stock and participated fully with the common stock in all dividends. The holders of 572 and 6,286 shares of Series B Preferred Stock converted their shares into 55,885 and 628,600 shares of common stock in 1998 and 1997, respectively.

In April 1996, the Company issued 150 shares of Series C 8% convertible preferred stock for $3,000,000. Warrants to purchase 240,000 shares of common stock at $4.25 per share were issued to related parties for services rendered in connection with this transaction. The Series C preferred stock was convertible into common stock of the Company at the lesser of $4.558125 or 80% of the market price of Company's common stock. In 1997 and 1996, the holders of 5 and 145 shares of Series C preferred stock, respectively, converted their shares into common stock.

In June 1996, the Company completed a private placement of 80 shares of Series D 8% convertible preferred stock for $4,000,000. The Series D preferred stock was convertible to common stock of the Company at the lesser of $5.21065 or 80% of the market price of the Company's common stock. In addition, on conversion, the holders of Series D convertible preferred stock were entitled to receive a warrant to purchase one share of common stock at an exercise price of $4.25 per share, for every four shares of common stock issued upon conversion. The guaranteed discount on conversion ($1,000,000) and the valuation of warrants to be issued upon conversion, which amounted to $470,000 (based on an independent appraisal), was deemed to be a dividend for purposes of calculating net income available to common stockholders. Accordingly, a deemed dividend of $1,470,000 was recorded and shown as a reduction to earnings available to common stockholders for the year ended December 31, 1996. In 1998, 1997 and 1996, the holders of 4, 33 and 43 shares of Series D preferred stock, respectively, converted their shares into common stock. In addition, warrants to purchase 12,937, 130,743 and 184,470 shares of common stock, respectively, at $4.25 per share were issued upon conversion.

     Headway Corporate Resources, Inc. and Subsidiaries

7. Stockholders' Equity (continued)

In March 1998, the Company authorized and issued 1,000 shares of Series F Convertible Preferred Stock for $20,000,000. The Series F Convertible Preferred Stock accrues dividends at the rate of 5.5% per annum and is convertible into common stock at an initial conversion price of $5.58 per share (the market value of the Company's common stock at closing). The initial conversion price may be adjusted up to $6 per share if the market value of the Company's common stock exceeds $8.50 per share. Expenses in connection with the issuance of the preferred stock amounted to $1,367,000 and were accounted for as share issuance expenses.

In December 1997 the Chairman and, in December 1996, the Chairman and a former employee of the Company, sold 83,462 and 113,960 shares of common stock, respectively, at the current market price of $438,000 and $577,000, respectively, to the Company. Such amount was used to reduce amounts due to the Company from these individuals. The shares purchased by the Company were retired.

In May 1996, the Company loaned a total of $507,000 to ten employees of the Company at 8% interest per annum payable quarterly over a term of five years. The funds were used by the employees to purchase a total of 2,170 shares of the Company's Series A Convertible Preferred Stock from the then current Series A Convertible Preferred Stock stockholder. The loans outstanding are collateralized by common stock and assets with a value in excess of the principal amount of each loan.

In April 1996, the Company issued warrants to purchase 200,000 shares of common stock at $3.50 per share as consideration for services rendered in connection with equity financing obtained by Company and investor relations services.

In November 1997, warrants to purchase 50,000 shares of common stock at $5.25 per share were issued for financial advisory services to be performed over a two year period. The warrants were valued at approximately $52,000 and such value is being amortized over the two year period.

In September 1998, the Company authorized a stock repurchase program of up to 1.0 million shares of the Company's common stock. In 1998, the Company repurchased 57,200 shares of the Company's common stock for approximately $290,000.

     Headway Corporate Resources, Inc. and Subsidiaries

7. Stockholders' Equity (continued)

At December 31, 1998, approximately 7,880,000 shares of common stock have been reserved for future issuance as follows:

Convertible Preferred Stock               3,584,000
Warrants issued upon conversion of
  Series D Preferred Stock                  102,000
Other Warrants                              550,000
Stock Incentive Plan (see Note 10)        3,644,000
                                          7,880,000

At December 31, 1998, all warrants issued by the Company are fully vested and have exercise prices ranging from $3.50  to
$5.25.  During  1998, 1,097,970 warrants, including  575,000
Series E warrants were exercised.

     Headway Corporate Resources, Inc. and Subsidiaries

8. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share pursuant to FASB Statement No.
128, "Earnings per Share", for the years ended December 31, 1998, 1997, and 1996:

                                              1998        1997         1996
Numerator:
Income from continuing operations          $6,619,000  $5,805,000   $1,746,000
Discontinued operations                             -  (2,999,000)    (564,000)
Extraordinary loss                         (1,557,000)          -            -
Deemed dividend on preferred stock                  -           -   (1,470,000)
Preferred stock dividend requirements        (866,000)   (137,000)    (276,000)
Numerator for basic earnings per share-
  net income (loss) available for
  common stockholders                       4,196,000   2,669,000     (564,000)
Effective of dilutive securities:
  Preferred dividend requirements             866,000     137,000            -
Numerator for diluted earnings per share-
  net income (loss) available for common
  stockholders after assumed conversions   $5,062,000  $2,806,000    $(564,000)


Denominator:
Denominator for basic earnings per
  share-weighted average shares             9,853,354   7,223,462    4,995,523
Effect of dilutive securities:
  Stock options and warrants                1,615,486   1,120,324            -
  Convertible preferred stock               2,688,172   1,758,412            -
  Dilutive potential common stock           4,303,658   2,878,736    4,995,523
Denominator for diluted earnings per
  share-adjusted weighted-average
  shares and assumed conversions           14,157,012  10,102,198    4,995,523
Basic earnings (loss) per share            $      .43  $      .37    $    (.11)
Diluted earnings (loss) per share          $      .36  $      .28    $    (.11)

     Headway Corporate Resources, Inc. and Subsidiaries

9. Income Taxes

Income tax expense from continuing operations consists of the following:

                                          December 31
                                1998          1997          1996
Current:
  Domestic                  $4,241,000    $3,545,000    $1,737,000
  Foreign                       19,000        44,000        38,000
                             4,260,000     3,589,000     1,775,000
Deferred expense (benefit):
  Domestic                     379,000       475,000      (830,000)
Total deferred expense
  (benefit)                    379,000       475,000      (830,000)
                            $4,639,000    $4,064,000     $ 945,000

The components of deferred tax assets and liabilities are as follows:

                                            December 31,
                                        1998          1997
Deferred tax assets:
  Deferred rent                      $515,000      $528,000
  Allowances for doubtful accounts    243,000       150,000
                                      758,000       678,000
Deferred tax liabilities:
  Depreciation                       (113,000)      (29,000)
  Intangibles                        (468,000)      (51,000)
  Cash to accrual adjustments        (336,000)     (172,000)
  Other                               (45,000)            -
                                     (962,000)     (252,000)
                                    $(204,000)     $426,000

The Company recorded a change in the valuation allowance of $69,000 for the year ended December 31, 1996.

     Headway Corporate Resources, Inc. and Subsidiaries

9. Income Taxes (continued)

A reconciliation of the statutory Federal income tax rate to the effective rates is as follows:

                                     December 31
                              1998        1997        1996

Statutory rate                 34%         34%         34%
State and local income taxes
 (net of federal tax benefit)   7           6          22
Deferred tax benefit            -           -         (21)
Other                           -           1           -
Effective tax rate             41%         41%         35%


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

                                    Number    Weighted Average
                                  of Shares    Exercise Price

Outstanding at December 31, 1995    593,000        $2.86
Granted                             719,950         3.28
Canceled                            (92,503)        2.85
Outstanding at December 31, 1996  1,220,947        $3.12
Granted                             641,962         4.13
Canceled                           (131,964)        2.91
Exercised                            (1,033)        2.55
Outstanding at December 31, 1997  1,729,912         3.52
Granted                             403,000         6.53
Canceled                            (40,671)        2.79
Exercised                          (124,112)        3.10
Outstanding at December 31, 1998  1,968,129         4.16
Exercisable at December 31, 1996    374,225         2.74
Exercisable at December 31, 1997    758,443         3.52
Exercisable at December 31, 1998  1,061,680         3.57

     Headway Corporate Resources, Inc. and Subsidiaries

10. Stock Incentive Plan (continued)

Options   generally  vest  equally  over  3  years.  Options
outstanding as of December 31, 1998 have exercise prices ranging from $2.50 to $9.88 per share.

11. Stock-Based Compensation

Pro forma information regarding net income and earnings per share is required by SFAS 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of SFAS 123. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1998, 1997 and 1996:

                            1998        1997        1996
Assumptions
Risk-free rate             5.30%          5.65%     6.6%
Dividend yield                0%             0%       0%
Volatility factor of
 the expected market
 price of the Company's      .76           .62      .50
 common stock
Average life             5 years       3 years   3 years

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

     Headway Corporate Resources, Inc. and Subsidiaries

11. Stock-Based Compensation (continued)

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the vesting period of the options. The Company's pro forma information is as follows:

                                    Year ended December 31
                               1998          1997          1996
Pro forma net income
 (loss) available for
 common stockholders     $3,694,000    $2,112,000     $(897,000)
Pro forma earnings
 (loss) per share:
   Basic                 $      .37    $      .29     $    (.18)
Diluted                  $      .32    $      .21     $    (.18)

The weighted average fair value of options granted during the years ended December 31, 1998, 1997 and 1996 was $4.26, $1.84 and $1.32, respectively. The weighted average remaining contractual life of options exercisable at December 31, 1998 is 7.2 years.

12. Commitments and Contingencies

The Company leases office space under operating leases which expire through 2012. The leases provide for additional rent based on increases in operating costs and real estate taxes. The Company also leases equipment under capital leases expiring at various times through 2003.

Future minimum lease payments at December 31, 1998, under capital leases and noncancelable operating leases (shown net of $538,000 of sublease income per annum through 2000) with remaining terms of one year or more are as follows:

     Headway Corporate Resources, Inc. and Subsidiaries

12. Commitments and Contingencies (continued)

                                     Capital     Operating
                                      Leases       Leases

1999                              $  491,000     $2,178,000
2000                                 422,000      2,186,000
2001                                 266,000      2,279,000
2002                                 102,000      2,044,000
2003                                  52,000      1,702,000
Thereafter                                 -      7,829,000
Total minimum lease payments       1,333,000    $18,218,000
Less amounts representing interest   162,000
Present value of net minimum
  lease payments                   1,171,000
Less current portion                 416,000
Long-term portion                 $  755,000

Included in property and equipment at December 31, 1998 and 1997 are assets recorded under capital leases with a cost of $1,656,000 and $756,000, respectively, and accumulated depreciation and amortization of $332,000 and $140,000, respectively. Amortization of assets recorded under capital leases is included with depreciation expense.

Rent expense, including escalation charges, for the years ended December 31, 1998, 1997 and 1996 was $1,912,000 (net of sublease income of $538,000), $1,661,000 (net of sublease income of $538,000) and $1,524,000 (net of sublease income of $628,000), respectively.

The Company is party to litigation arising out of the normal course of its business. In the opinion of management, all matters are adequately covered by insurance or, if not covered, are without merit or are of such kind or involve such amounts, as would not have a material adverse effect on the financial position, results of operation or cash flows of the Company if disposed of unfavorably.

     Headway Corporate Resources, Inc. and Subsidiaries

13. Retirement Plan

The Company has a 401(k) plan covering substantially all its domestic employees. The plan does not require a matching contribution by the Company.

14.  Segment Information

Major Customers

For the year ended December 31, 1998, one customer accounted for 14% of revenues from continuing operations. For the year ended December 31, 1997, another customer accounted for 10% of revenues from continuing operations. For the year ended December 31, 1996, another customer accounted for 11% of revenues from continuing operations.

Geographic Information

For the years ended December 31, 1998, 1997 and 1996, the Company derived substantially all of its revenues from businesses located in the United States, and no other country accounted for more than 10% of the Company's revenues.

Business Segments

The Company classifies its business into two fundamental areas, staffing and executive search. Staffing consists of the placement and payrolling of temporary and permanent office, clerical and information technology professional personnel. Executive search focuses on placing middle to upper level management positions.

The Company evaluates performance based on the segments' profit from operations before unallocated corporate overhead. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies (see Note 2).

     Headway Corporate Resources, Inc. and Subsidiaries

14. Segment Information (continued)

Business Segments (continued)

                                             Executive
                                 Staffing     Search
Year ended December 31, 1998     Services    Services       Total

Revenues                     $271,518,000  $19,785,000  $291,303,000
Depreciation and
  amortization                  2,694,000      258,000     2,952,000
Interest expense                4,107,000        6,000     4,113,000
Interest income                   (26,000)     (43,000)      (69,000)
Segment income from
  continuing operations before
  before income tax expense     8,654,000    4,509,000    13,163,000
Income tax expense              3,609,000    1,880,000     5,489,000
Segment income from
  continuing operations and
  before extraordinary item     5,045,000    2,629,000     7,674,000
Extraordinary loss             (1,557,000)           -    (1,557,000)
Segment profit                  3,488,000    2,629,000     6,117,000
Segment assets                106,636,000   19,602,000   126,238,000
Expenditures for long
  lived assets                  1,493,000      266,000     1,759,000


                                             Executive
                                 Staffing      Search
Year ended December 31, 1997     Services     Services        Total

Revenues                     $125,316,000  $17,526,000  $ 142,842,000
Depreciation and
  amortization                  1,225,000      228,000      1,453,000
Interest expense                2,004,000       12,000      2,016,000
Interest income                         -      (20,000)       (20,000)
Segment income from
  continuing operations
  before income tax expense     2,858,000    3,754,000      6,612,000
Income tax expense              1,334,000    1,752,000      3,086,000
Segment profit                  1,524,000    2,002,000      3,526,000
Segment assets                 48,332,000   15,416,000     63,748,000
Expenditures for long
  lived assets                    541,000      154,000        695,000

     Headway Corporate Resources, Inc. and Subsidiaries

14. Segment Information (continued)

Business Segments (continued)

                                              Executive
                                 Staffing       Search
Year ended December 31, 1996     Services      Services         Total

Revenues                       $37,082,000   $16,307,000     $ 53,389,000
Depreciation and amortization      344,000       170,000          514,000
Interest expense                   669,000       189,000          858,000
Interest income                          -       (13,000)         (13,000)
Segment income from continuing
  operations before income tax
  expense                          447,000     2,822,000        3,269,000
Income tax expense                 264,000       986,000        1,250,000
Segment profit                     183,000     1,836,000        2,019,000
Segment assets                  17,632,000    10,629,000       28,261,000
Expenditures for long
  lived assets                      58,000       109,000          167,000



                                               Year ended December 31
Reconciliation to net income               1998         1997          1996

Total profit for reportable segments  $ 6,117,000   $3,526,000     $2,019,000
Unallocated amounts:
  Gain on sale of investment              901,000    4,272,000              -
  Interest expense                       (402,000)    (646,000)      (230,000)
  Interest income                          83,000       84,000         78,000
  Corporate overhead                   (2,487,000)    (453,000)      (426,000)
  Loss from operations of
   discontinued segment                         -   (2,999,000)      (564,000)
  Income tax (expense) benefit            850,000     (978,000)       305,000
Net income                             $5,062,000   $2,806,000     $1,182,000

     Headway Corporate Resources, Inc. and Subsidiaries

14. Segment Information (continued)

Business Segments (continued)



                                                 December 31
Reconciliation to total assets        1998          1997          1996

Total assets for reportable
  segments                     $126,238,000    $63,748,000    $28,261,000
Other assets                        708,000      3,588,000      6,408,000
Total assets                   $126,946,000    $67,336,000    $34,669,000


15. Discontinued Operations

In   December  1997,  the  Company  sold  its  wholly  owned
subsidiary FCI to InterBank/Furash, Inc. ("IBF") in exchange for 1,500 shares of Series A Preferred Stock of IBF. In addition, the Company provided a short-term working capital advance to FCI of $250,000 which was repaid within a week following the sale. In consideration for providing the short-term loan, the Company received a warrant to purchase approximately 18% of the outstanding common stock of FCI at an exercise price of $.10 per share. FCI has had recurring losses and, accordingly, no value was assigned to the Series A Preferred Stock or warrant. The sale of FCI was accounted for as a discontinued operation and the 1996 statement of operations were restated to reflect the discontinuation of FCI. The loss on the disposal of the segment represents the
write-off  of  (i)  unamortized  goodwill  related  to   the
purchase   of   FCI  in  1995  amounting  to   approximately
$1,500,000 and (ii) advances to FCI of $1,200,000.

     Headway Corporate Resources, Inc. and Subsidiaries

16. Gain on Sale of Investment

In December 1995, the Company adopted a formal plan to discontinue its marketing communications segment and entered into an agreement to exchange substantially all of the operating assets of the segment to Citigate Communications Group Limited ("Citigate") for an 18.3% interest in Citigate valued at $2,368,000 and the assumption by Citigate of $9,191,000 in liabilities. In March 1997, Citigate was acquired by Incepta Group, plc. ("Incepta"), a United Kingdom public company. The Company received 13,805,406 shares of Incepta in exchange for its investment in Citigate. The Company sold these shares in March and October 1997 for $4,363,000 and recognized a gain of approximately $1,719,000. The Company was also entitled to an additional 7,072,307 shares of Incepta if Incepta met certain earnings targets for the year ended September 30, 1997. In October 1997, the Company was advised that such targets had been met and, accordingly, an additional gain of approximately $2,553,000 was recognized in 1997. The shares receivable were included in other assets as of
December 31, 1997. In May 1998, the Company sold its remaining investment in Incepta and recognized a gain of approximately $901,000.

       SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

     Headway Corporate Resources, Inc. and Subsidiaries

                      December 31, 1998





   COL. A           COL. B            COL. C          COL. D       COL. E
                                       Additions

                   Balance at    Charged to  Charged               Balance at
                   Beginning     Costs and   to Other              End of
  Description      of Period     Expense     Accounts  Deductions  Period


Year Ended December
31, 1998:
 Deducted from asset
 account
  Allowance for
  doubtful accounts  $371,000      427,000        -     205,000    $593,000


Year Ended December
31, 1997:
  Deducted from  asset
  account
   Allowance for
   doubtful accounts  $122,000     249,000        -          -     $371,000


Year Ended December
31, 1996:
  Deducted from  asset
  account
   Allowance for
   doubtful accounts   $     -     122,000        -           -    $122,000