Form 10-Q
period 1999-03-31
HEADWAY CORPORATE RESOURCES INC
filed 1999-05-10
CIK 914435

U.S. SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549

                              FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 1999

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

                       Yes  [   ]   No [   ]

                APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
10,299,020 shares of common stock.

                               FORM 10-Q
         HEADWAY CORPORATE RESOURCES, INC. AND SUBSIDIARIES

                                INDEX

                                                                      Page

PART I.     Financial Information

            Financial Statements

               Unaudited Consolidated Balance Sheets
               March 31, 1999 and December 31, 1998                      3

               Unaudited Consolidated Statements of Operations
               Three Months Ended March 31, 1999 and 1998                4

               Unaudited Consolidated Statement of Stockholders'
               Equity Three Months Ended March 31, 1999                  5

               Unaudited Consolidated Statements of Cash Flows
               Three Months Ended March 31, 1999 and 1998                7

               Notes to Consolidated Financial Statements                8

            Management's Discussion and Analysis of
            Financial Condition and Results of Operations               11


PART II.    Other Information                                           14


Signatures                                                              14

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

         Headway Corporate Resources, Inc. and Subsidiaries

                     Consolidated Balance Sheets
                             (Unaudited)
                       (Dollars In Thousands)

                                                March 31,1999  December 31, 1998
Assets
Current assets:
  Cash and cash equivalents                     $       3,038  $          4,157
  Accounts receivable, trade, net                      56,617            47,017
  Prepaid expenses and other current assets             1,295               954
  Prepaid income taxes                                    771             1,217
                                                 ______________________________
Total current assets                                   61,721            53,345

Property and equipment, net                             4,728             4,566

Intangibles, net                                       69,325            66,388
Deferred financing costs                                1,681             1,757
Other assets                                              871               890
                                                 ______________________________
Total assets                                     $    138,326  $        126,946
                                                 ______________________________

Liabilities and stockholders' equity
Current liabilities:
  Accounts payable                               $      2,688  $          2,190
  Accrued expenses                                      3,319             2,969
  Accrued payroll                                      15,667            13,492
  Long-term debt, current portion                         155               150
  Capital lease obligations, current portion              409               416
  Other liabilities                                     4,187             1,989
                                                 ______________________________
Total current liabilities                              26,425            21,206

Long-term debt, less current portion                   67,081            60,959
Capital lease obligations, less current portion           665               755
Deferred rent                                           1,267             1,251
Deferred income taxes                                     204               204

Stockholders' equity
  Preferred stock---$.0001 par value, 5,000,000
  shares authorized:
   Series F, convertible preferred stock-$.0001 par
    value, 1,000 shares authorized, issued and
    outstanding [aggregate liquidation value $20,000]  20,000            20,000
  Common stock-$.0001 par value, 20,000,000 shares
   authorized, 10,419,220 shares and 10,299,020
   shares issued and outstanding, respectively, at
   March 31, 1999; 10,419,220 shares and 10,362,020
   shares issued and outstanding, respectively, at
   December 31, 1998                                        1                 1
  Treasury stock at cost                                 (558)             (290)
  Additional paid-in capital                           15,779            15,779
  Notes receivable                                       (155)             (172)
  Retained earnings                                     7,618             7,244
  Accumulated other comprehensive (loss) income            (1)                9
                                                 ______________________________
Total stockholders' equity                             42,684            42,571
                                                 ______________________________
Total liabilities and stockholders' equity       $    138,326       $   126,946
                                                 ______________________________

See accompanying notes

         Headway Corporate Resources, Inc. and Subsidiaries

                Consolidated Statements of Operations
                             (Unaudited)
                       (Dollars In Thousands)


                                                  Three months ended March 31,
                                                         1999            1998

Revenues:                                          $   92,653   $      57,718

Operating expenses:
  Direct costs                                         69,730          43,120
  General and administrative                           16,978          10,877
  Termination of employment contract                    2,329               -
  Depreciation and amortization                         1,016             489
                                                   __________________________
                                                       90,053          54,486

Operating income                                        2,600           3,232

Other (income) expenses:
  Interest expense                                      1,459             983
  Interest income                                         (27)            (32)
                                                   __________________________
                                                        1,432             951

Income before income tax expense and
 extraordinary item                                     1,168           2,281

Income tax expense                                        519           1,011
                                                   __________________________

Income before extraordinary item                          649           1,270

Extraordinary item--Loss on early retirement of
 debt (net of income tax benefit of $1,241)                 -          (1,457)
                                                   __________________________

Net income (loss)                                         649            (187)

Preferred dividend requirements                          (275)            (37)
                                                   __________________________
Net income (loss) available for common
 stockholders                                       $     374       $    (224)
                                                   __________________________

Basic earnings (loss) per common share:
  Income before extraordinary item                  $     .04       $     .14
  Extraordinary item                                        -            (.16)
                                                   __________________________
  Net income (loss)                                 $     .04       $    (.02)
                                                   __________________________

Diluted earnings (loss) per common share
  Income before extraordinary item                  $     .04       $     .12
  Extraordinary item                                        -       $    (.14)
                                                   __________________________
  Net income (loss)                                 $     .04       $    (.02)
                                                   __________________________

See accompanying notes

         Headway Corporate Resources, Inc. and Subsidiaries

           Consolidated Statement of Stockholders' Equity
                  Three Months Ended March 31, 1999
                             (Unaudited)
                       (Dollars in thousands)



                              Series F Convertible
                                 Preferred Stock        Common Stock        Treasury Stock
                                Shares     Amount     Shares     Amount    Shares    Amount

Balance - December 31, 1998     1,000    $ 20,000   10,419,220   $    1   (57,200)   $(290)
Repayment of notes receivable       -           -            -        -         -        -
Preferred stock dividends           -           -            -        -         -        -
Purchase of treasury stock          -           -            -        -   (63,000)    (268)
Translation adjustment              -           -            -        -         -        -
Net income                          -           -            -        -         -        -
Comprehensive income                -           -            -        -         -        -
__________________________________________________________________________________________
Balance - March 31,1999         1,000    $ 20,000   10,419,220   $    1  (120,200)   $(558)
__________________________________________________________________________________________

         Headway Corporate Resources, Inc. and Subsidiaries

                  Three Months Ended March 31, 1999
                             (Unaudited)
                       (Dollars in thousands)



                                                                   Accumulated
                              Additional                              Other          Total
                                Paid-in     Notes      Retained   Comprehensive   Stockholders'
                                Capital   Receivable   Earnings       (Loss)         Equity

Balance - December 31, 1998    $ 15,779   $    (172)   $  7,244    $          9   $     42,571
Repayment of notes receivalbe         -          17           -               -             17
Preferred stock dividends             -           -        (275)              -           (275)
Purchase of treasury stock            -           -           -               -           (268)
Translation adjustment                -           -           -             (10)           (10)
Net income                            -           -         649               -            649
Comprehensive income                  -           -           -               -            639
______________________________________________________________________________________________
Balance - March 31, 1999        $15,779   $    (155)   $  7,618    $         (1)  $     42,684
______________________________________________________________________________________________

         Headway Corporate Resources, Inc. and Subsidiaries

                Consolidated Statements of Cash Flows
                             (Unaudited)
                           (In thousands)

                                                  Three months ended March 31,
                                                           1999           1998
Operating activities
Net Income                                         $        649    $      (187)
Adjustments to reconcile net income (loss) to
 net cash (used in) operating activities:
  Loss on early extinguishment of debt                        -          1,457
  Depreciation and amortization                           1,016            489
  Amortization of deferred financing costs                   86            166
  Deferred income taxes                                       -             96
Changes in assets and liabilities net of effect
 of acquisitions:
  Accounts receivable                                    (9,600)        (6,869)
  Prepaid expenses and other assets                        (323)          (493)
  Accounts payable and accrued expenses                     864          1,133
  Accrued payroll                                         2,175           (336)
  Prepaid income taxes/Income taxes payable                 446           (143)
                                                   ___________________________
Net cash (used in) operating activities                  (4,687)        (4,687)
                                                   ___________________________

Investing activities
Expenditures for property and equipment                    (430)          (275)
Repayment from notes receivable                              17             62
Repayment from related party                                  -            638
Cash paid for acquisitions, net of cash acquired         (1,486)       (11,722)
                                                   ___________________________
Net cash (used in) investing activities                  (1,899)       (11,297)
                                                   ___________________________

Financing activities
Sale of preferred stock, net                                  -         18,668
Net change in revolving credit line                           -        (13,404)
Proceeds from long-term debt                              6,200         34,000
Repayment of long-term debt                                 (73)       (20,532)
Payment of capital lease obligations                        (97)           (50)
Payments of loan acquisition fees                           (10)        (1,529)
Proceeds from exercise of options and warants                 -            491
Purchase of treasury stock                                 (268)             -
Cash dividends paid                                        (275)             -
                                                   ___________________________
Net cash provided by financing activities                 5,477         17,644
                                                   ___________________________

Effect of exchange rate changes on  cash and
  cash equivalents                                          (10)            28

Increase (decrease) in cash and cash
  equivalents                                            (1,119)         1,688
Cash and cash equivalents at beginning of
  period                                                  4,157          2,472
                                                   ___________________________
Cash and cash equivalents at end of period         $      3,038    $     4,160
                                                   ___________________________

Supplemental disclosures of cash flow
 information
  Cash paid during the year for:
    Interest                                       $      1,373     $      724
    Income taxes                                   $         44     $    1,270

         HEADWAY CORPORATE RESOURCES, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           March 31, 1999

(1)  BASIS OF PRESENTATION

Headway Corporate Resources, Inc. and its wholly owned subsidiaries provide strategic staffing solutions and personnel on a worldwide basis. Its operations include information technology staffing, temporary staffing, human resources administration, permanent placement and executive search. Headquartered in New York, the Company has offices in California, Connecticut, Florida, New Jersey, North Carolina, Virginia, and Texas and executive search offices in New York, Illinois, Massachusetts, the United Kingdom, Japan, Hong Kong and Singapore. These consolidated financial statements include the accounts of Headway Corporate Resources, Inc. and its subsidiaries (collectively referred to as the "Company").

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions  to  Form  10-Q  and  Article  10  of  Regulation  S-X.
Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999.

The balance sheet at December 31, 1998 has been derived from the audited financial statements at that date but does not include all of the informaton and footnotes required by generally accepted accounting principles for complete financial statements.

For   further  information,  refer  to  the  consolidated  financial statements and footnotes thereto included in the Company's Form 10-K for the year ended December 31, 1998.

Certain reclassifications of 1998 balances have been made to conform to the 1999 presentation.

(2) INTANGIBLES

During the quarter ended March 31, 1999, additional purchase price of $3,684,000 was recorded as goodwill upon the determination that the earnouts had been met on certain acquisitions made in 1998 and 1997.

(3) TERMINATION OF EMPLOYMENT CONTRACT

In March 1999, the Company incurred costs of $2,319,000 associated with the termination of an employment contract.

(4) EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share for the three months ended March 31, 1999 and 1998:

                                                           1999           1998
Numerator:
Income before extraordinary item                    $   649,000     $ 1,270,000
  Extraordinary item                                          -      (1,457,000)
  Preferred dividend requirements                      (275,000)        (37,000)
                                                    ___________________________
  Numerator  for basic earnings per share  -  net
   income (loss) available for common shareholders      374,000        (224,000)

  Effect of dilutive securities:
   Preferred dividend requirements                      275,000          37,000
                                                    ___________________________
   Numerator for diluted earnings per share - net
    income (loss) available for common stockholders
    after assumed conversions                       $   649,000     $  (187,000)
                                                    ___________________________

Denominator:
  Denominator for basic earnings per share -
   weighted average shares                           10,354,981       8,983,825

  Effect of dilutive securities:
   Stock options and warrants                           640,950       1,907,934
   Convertible preferred stock                        3,584,299          68,927
                                                    ___________________________
   Dilutive potential common stock                    4,225,249       1,976,861
   Denominator for diluted earnings per share -
    adjusted weighted - average shares and
    assumed conversions                              14,580,230      10,960,686
                                                    ___________________________

Basic earnings (loss) per share                     $       .04     $      (.02)
                                                    ___________________________
Diluted earnings (loss) per share                   $       .04     $      (.02)
                                                    ___________________________

(5) BUSINESS SEGMENTS

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
                                                      Executive
                                      Staffing         Search
Three months ended March 31, 1999     Services         Services         Total

Revenues                           $  83,960,000    $ 8,693,000    $ 92,653,000
Segment profit                         1,065,000      1,484,000       2,549,000
Segment assets                       123,954,000     13,662,000     137,616,000

                                                       Executive
                                       Staffing         Search
Three months ended March 31, 1998      Servics          Services       Total

Revenues                           $  51,138,000    $  6,580,000   $ 57,718,000
Segment income before
  extraordinary item                     720,000       1,040,000      1,760,000
Extraordinary  loss                   (1,457,000)              -     (1,457,000)
Segment profit (loss)                   (737,000)      1,040,000        303,000
Segment assets                        75,342,000       9,367,000     84,709,000

                                    Three months ended March 31,
Reconciliation to net income               1999           1998

Total profit for reportable
 segments                          $   2,549,000    $    303,000
Unallocated amounts:
  Interest expense                       (87,000)       (163,000)
  Corporate overhead                    (859,000)       (744,000)
  Termination of employment
   contract                           (2,329,000)              -
  Income tax benefit                   1,375,000         417,000
                                       _________         _______
Net income (loss)                   $    649,000    $   (187,000)
                                       _________         _______

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations

Overview

The Company's financial performance was very strong for the first quarter of 1999. This can be attributed to the results of the acquisitions completed during 1998, strong internal growth as a result of the continued demand for contingent workers, and solid performance in the executive search division. The Company expects this trend to continue as long as there is no drastic change in the economy or the financial services industry. For the three months ended March 31, 1999, the Company achieved record revenues and operating profit. All of the acquisitions that the Company has made over the past twenty four months have been integrated into the Headway organization and are performing at or better than expectations. The Company expects to continue to grow both internally and through acquisitions.

Consolidated

Revenues increased $34,935,000 or 61% to $92,653,000 for the three months ended March 31, 1999, from $57,718,000 for the same period in 1998. This increase is attributable to the staffing acquisitions completed in the latter part of 1998, as well as strong internal growth. For the first three months of 1999, the Company experienced a 27% internal growth rate.

The executive search subsidiary, Whitney Partners, LLC (Whitney), contributed $8,693,000 to consolidated revenues in the first quarter of 1999, an increase of $2,113,000 from $6,580,000 for the same period in 1998. This increase is due to the strong recovery of the financial markets in the first quarter of 1999, and the related increase in the hiring activities of Whitney's clients, as well as the contribution that Carlyle Group, Ltd. (Carlyle) has made since its acquisition in July 1998.

The  staffing subsidiary, Headway Corporate Staffing Services,  Inc.
(HCSS) contributed revenues of $83,960,000 to consolidated revenues in the first quarter of 1999, an increase of $32,822,000 from $51,138,000 for first quarter of 1998. This increase is primarily a result of the acquisitions completed during the latter part of 1998, as well as strong internal growth.

Total operating expenses increased $35,567,000 to $90,053,000 for the three months ended March 31, 1999, from $54,486,000 for the same period in 1998. Of the increase, $26,610,000 relates to the direct costs that are the wages, taxes and benefits of work site employees of the staffing companies. Direct costs increased as a percentage of revenues to 75.3% in 1999 from 74.7% in 1998. The increase is a result of the Company's changing business mix. Specifically, the executive search business that has no direct costs is becoming a smaller percentage of the Company's revenues. Direct costs for HCSS declined as a percentage of HCSS revenue to 83.1% for the three months ended March 31, 1999, from 84.3% for the same period in 1998. This improvement is primarily a result of the acquisitions completed in 1998 of several information technology companies that have higher gross margin percentages than the traditional temporary staffing companies. General and administrative expenses decreased as a percentage of revenues from 18.8% in first quarter 1998 to 18.3% in first quarter 1999.

Included in operating expenses for the first quarter of 1999 is a special charge of $2,329,000 paid in connection with the termination of an employment agreement. The balance of the increase is primarily due to operating expenses of the acquired staffing companies completed in the latter part of 1998.

Whitney's operating expenses increased $1,440,000 to $6,060,000 in the first quarter of 1999, from $4,620,000 for the same period last year. This increase is primarily a result of higher compensation expense directly related to the increase in revenue, as well as the operating expenses of Carlyle that was acquired in July 1998.

Operating income decreased 20% or $632,000 to $2,600,000 for the three months ended March 31, 1999, compared to $3,232,000 for the three months ended March 31, 1998. The decline is directly related to the $2,329,000 termination payment. Excluding this payment, operating income increased 53% to $4,929,000 for the three months ended March 31, 1999, compared to the same period in 1998.

Income before extraordinary item declined $621,000 to $649,000 for the three months ended March 31, 1999, compared to $1,270,000 for the same period in 1998. This decrease is a result of the termination payment, which had an impact of $1,351,000, net of tax. Excluding this charge, income before extraordinary item increased 57% to $2,000,000 for the three months ended March 31, 1999, compared to the same period in 1998. For first quarter 1998, the Company had a net loss of $187,000, after an extraordinary loss after tax of $1,457,000 for the early retirement of debt.

Liquidity and Capital Resources

Cash used in operations during the three months ended March 31, 1999 and 1998 was $4,687,000. The cash used in 1999 was primarily attributable to the increase in accounts receivable as a result of the Company's growth in revenue, partially offset by an increase in accrued payroll. This is a trend that is likely to continue as the Company continues to grow the staffing business.

For the three months ended March 31, 1999, the Company used $1,899,000 in investing activities almost exclusively for earnout payments for acquisitions completed during 1997 and 1998, compared to cash used in investing activities of $11,297,000 for the same period in 1998. The cash used for investing activities in 1998 related to acquisitions completed during that period.

Total net cash received from financing activities was $5,477,000 for the three months ended March 31, 1999, compared to net cash provided by financing activities of $17,644,000 for the same period in 1998. The cash generated in 1999 was a result of additional borrowings under the Company's senior credit facility.

In March 1999, the Company announced its plans to step up purchases under its stock repurchase program. The program was implemented in October 1998 when the Company's Board of Directors authorized purchases of up to 1.0 million shares. During the first quarter of 1999, the Company used $268,000 to repurchase 63,000 shares. The Company expects that it will continue to purchase shares under the program as long as the current stock price weakness continues.

The Company's working capital improved to $35,296,000 at March 31, 1999, from $32,139,000 at December 31, 1998. Management expects that the Company's working capital position will be sufficient to meet all of the working capital needs for the remainder of the year. In addition, at March 31, 1999, the Company had approximately $33 million available under its senior credit facility.

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

The Company is in the process of developing a contingency plan to be able to react to any Year 2000 problems should they arise.

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

                         HEADWAY CORPORATE RESOURCES, INC.


Date: May 10, 1999       By: /s/ Barry S. Roseman,
                             President and Chief Operating Officer