Form 10-Q
period 1999-06-30
HEADWAY CORPORATE RESOURCES INC
filed 1999-08-12
CIK 914435

U.S. SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C.  20549

                             FORM 10-Q


     [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended June 30, 1999

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

                      Yes  [   ]   No [    ]

               APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
9,998,320 shares of common stock.

                             FORM 10-Q
        HEADWAY CORPORATE RESOURCES, INC. AND SUBSIDIARIES

                               INDEX

                                                          Page

PART I.     Financial Information

            Financial Statements

               Unaudited Consolidated Balance Sheets-
               June 30, 1999 and December 31, 1998           3

               Unaudited Consolidated Statements of Income-
               Three Months and Six Months Ended
               June 30, 1999 and 1998                        4

               Unaudited Consolidated
               Statement of Stockholders'Equity-
               Six Months Ended June 30, 1999                5

               Unaudited Consolidated
               Statements of Cash Flows-
               Six Months Ended June 30, 1999 and 1998       7

               Notes to Consolidated Financial Statements    8

            Management's Discussion and Analysis of
            Financial Condition and Results of Operations   11


PART II.    Other Information                               14


Signatures                                                  14


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

        Headway Corporate Resources, Inc. and Subsidiaries

                    Consolidated Balance Sheets
                            (Unaudited)
                      (Dollars In Thousands)

                                              June 30,1999   December 31, 1998

Assets
Current assets:
Cash and cash equivalents                       $   2,726        $   4,157
Accounts receivable, trade, net                    53,797           47,017
Prepaid expenses and other current assets           1,162              954
Prepaid income taxes                                  614            1,217
Total current assets                               58,299           53,345

Property and equipment, net                         4,932            4,566

Intangibles, net                                   72,728           66,388
Deferred financing costs                            1,749            1,757
Other assets                                          852              890
Total assets                                    $ 138,560        $ 126,946

Liabilities and stockholders' equity
Current liabilities:
Accounts payable                                $   2,341        $   2,190
 Accrued expenses                                   3,328            2,969
 Accrued payroll                                   16,014           13,492
Long-term debt, current portion                       155              150
Capital lease obligations, current portion            402              416
Other liabilities                                     727            1,989
Total current liabilities                          22,967           21,206

Long-term debt, less current portion               70,331           60,959
Capital lease obligations,
  less current portion                                568              755
Deferred rent                                       1,275            1,251
Deferred income taxes                                 204              204

Stockholders' equity
 Preferred stock---$.0001 par value,
 5,000,000 shares authorized:
  Series F, convertible preferred stock
   -$.0001 par value, 1,000 shares
   authorized, issued and outstanding
   [aggregate liquidation value $20,000],      20,000                20,000
 Common stock-$.0001 par value,
   20,000,000 shares authorized,
   10,419,220 shares and 10,036,620
   shares issued and outstanding,
   respectively, at June 30, 1999;
   10,419,220 shares and 10,362,020
   shares issued and outstanding,
   respectively, at December 31, 1998               1                     1
 Treasury stock at cost                        (1,843)                 (290)
 Additional paid-in capital                    15,779                15,779
 Notes receivable                                (147)                 (172)
 Retained earnings                              9,427                 7,244
 Accumulated other comprehensive (loss)
   income                                          (2)                    9
Total stockholders' equity                     43,215                42,571
Total liabilities and stockholders' equity $  138,560            $  126,946


                      See accompanying notes

           Headway Corporate Resources, Inc. and Subsidiaries

                 Consolidated Statements of Income
                            (Unaudited)
                      (Dollars In Thousands)

                                        Three months ended June 30,      Six months ended June 30,
                                            1999           1998             1999          1998
Revenues                                 $   92,172     $   72,281       $  184,826   $  129,999

Operating expenses:
  Direct costs                               71,042         55,137          140,772        98,257
  General and administrative                 14,885         12,807           31,863        23,684
  Termination of employment contact               -              -            2,329             -
  Depreciation and amortization               1,046            611            2,062         1,100
                                             86,973         68,555          177,026       123,041
Operating income                              5,199          3,726            7,800         6,958

  Other (income) expenses:
  Interest expense                            1,576            869            3,036         1,851
  Interest income                                (3)           (21)             (30)          (53)
  Gain on sale of investment                      -           (901)               -          (901)
                                              1,573            (53)           3,006           897

Income before income tax and
  exraordinary item                           3,626          3,779            4,794         6,061

Income tax expense                            1,543          1,519            2,061         2,531

Income before extraordinary item              2,083          2,260            2,733         3,530

Extraordinary item--loss on early
  retirement of debt (net of income
  tax benefit of $1,241)                          -              -                -     $  (1,457)

Net income                                    2,083          2,260            2,733         2,073

Preferred dividend requirements                (275)          (278)            (550)         (315)

Net income available for
  common stockholders                    $    1,808     $    1,982       $    2,183     $  1,758

Basic earnings (loss) per common share:
  Income before extraordinary item       $      .18     $      .20       $      .21     $    .34
  Extraordinary item                              -              -                -         (.15)
  Net income                             $      .18     $      .20       $      .21     $    .19

Diluted earnings (loss) per common share:
  Income before extraordinary item       $      .15     $      .15       $      .19     $    .27
  Extraordinary item                              -              -                -         (.11)
  Net income                             $      .15     $      .15       $      .19     $    .16


See accompanying notes

        Headway Corporate Resources, Inc. and Subsidiaries

          Consolidated Statement of Stockholders' Equity
                  Six Months Ended June 30, 1999
                            (Unaudited)
                      (Dollars in Thousands)

                                Series F Convertible
                                  Preferred Stock           Common Stock           Treasury Stock
                                 Shares     Amount      Shares       Amount     Shares       Amount
Balance - December 31, 1998      1,000     $ 20,000   10,419,220    $     1    (57,200)     $   (290)
  Repayment of notes receivable      -            -            -          -          -             -
  Preferred stock dividends          -            -            -          -          -
  Purchase of treasury stock         -            -            -          -    (325,400)      (1,553)
  Translation adjustment             -            -            -          -           -            -
  Net income                         -            -            -          -           -            -
  Comprehensive income               -            -            -          -           -            -
Balance - June 30, 1999          1,000     $ 20,000   10,419,220    $     1    (382,600)    $ (1,843)

             Headway Corporate Resources, Inc. and Subsidiaries

                  Six Months Ended June 30, 1999
                            (Unaudited)
                      (Dollars in Thousands)

                                                                     Accumulated
                                 Additional                              Other         Total
                                  Paid-in      Notes       Retained  Comprehensive  Stockholders
                                  Capital    Receivable    Earnings     (Loss)         Equity
Balance - December 31, 1998      $  15,779    $   (172)   $   7,244    $      9     $  42,571
  Repayment of notes receivable          -          25            -           -            25
  Preferred stock dividends              -           -         (550)          -          (550)
  Purchase of treasury stock             -           -            -           -        (1,553)
  Translation adjustment                 -           -            -         (11)          (11)
  Net income                             -           -        2,733           -         2,733
  Comprehensive income                   -           -            -           -         2,722
Balance - June 30, 1999          $  15,779    $   (147)   $   9,427    $     (2)    $  43,215


        Headway Corporate Resources, Inc. and Subsidiaries

               Consolidated Statements of Cash Flows
                            (Unaudited)
                      (Dollars In Thousands)

                                             Six months ended June 30,
                                              1999               1998
Operating activities:
Net income                                   $  2,733        $  2,073
Adjustments to reconcile net
 income to net cash provided
 by (used in) operating activities:
    Loss on early extinguishment of debt            -           1,457
    Depreciation and amortization               2,062           1,100
    Amortization of deferred financing costs      172             239
    Deferred income taxes                           -              96
    Gain on sale of investment                      -            (901)
Changes in assets and liabilities net of
 effect of acquisitions:
    Accounts receivable                        (6,780)        (12,692)
    Prepaid expenses and other assets            (170)           (649)
    Accounts payable and accrued expenses         534             976
    Accrued payroll                             2,522           3,340
    Prepaid income taxes/Income taxes payable     603             658
Net cash provided by (used in) operating
 activities                                     1,676          (4,303)

Investing activities:
Expenditures for property and equipment          (921)         (1,267)
Repayment from notes receivable                    25              99
Repayment from related party                        -             638
Proceeds from sale of investment                    -           3,178
Cash paid for acquisitions, net of cash
 acquired                                      (9,109)        (29,461)

Net cash used in investing activities         (10,005)        (26,813)

Financing activities:
Sale of preferred stock, net                        -          18,633
Net change in revolving credit line                 -         (13,404)
Proceeds from long-term debt                    9,450          49,500
Repayment of long-term debt                       (73)        (20,582)
Payment of capital lease obligations             (201)            (60)
Payments of loan acquisition fees                (164)         (1,857)
Proceeds from exercise of options and warrants      -           1,841
Purchase of treasury stock                     (1,553)              -
Cash dividends paid                              (550)           (315)
Net cash provided by financing activities       6,909          33,756

Effect of exchange rate changes on cash and
 cash equivalents                                 (11)             46

Increase (decrease) in cash and cash
 equivalents                                   (1,431)          2,686
Cash and cash equivalents at beginning
 of period                                      4,157           2,472
Cash and cash equivalents at end of period   $  2,726        $  5,158

Supplemental disclosures of cash flow information
Cash paid during the year for:
Interest                                        2,864           1,612
Income taxes                                    1,441           1,974

        HEADWAY CORPORATE RESOURCES, INC. AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           June 30, 1999

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions  to  Form  10-Q  and Article  10  of  Regulation  S-X.
Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months and six months ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999.

The balance sheet at December 31, 1998 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10-K for the year ended December 31, 1998.

Certain reclassifications of 1998 balances have been made to conform to the 1999 presentation.

(2) INTANGIBLES

In June 1999, the Company acquired substantially all of the assets of a division of a North Carolina corporation resulting in goodwill of approximately $4,024,000. The acquisition was accounted for under the purchase method of accounting and the results of operations have been included in the accompanying financial statements from the respective date of acquisition. On a pro forma basis, if the acquisition had taken place at the beginning of 1998, the effect on the Company's total revenue, net income and earnings per share would have been immaterial.

During the six months ended June 30, 1999, additional purchase price of $3,823,000 was recorded as goodwill upon the determination that the earnouts had been met on certain acquisitions made in 1998 and 1997.

(3) TERMINATION OF EMPLOYMENT CONTRACT

In March 1999, the Company incurred costs of $2,329,000 associated with the termination of an employment contract.

(4) DEBT TRANSACTION

In June 1999, the lender increased the amounts under its senior credit facility to $100,000,000 from $90,000,000. The revolving credit facility bears interest at varying rates based on LIBOR ranging from 7.18% to 7.24% per annum at June 30, 1999. As of June 30, 1999, $60,250,000 was drawn on this facility. Substantially all assets of the Company have been pledged as collateral for this credit agreement. The credit agreement requires the Company to meet certain financial ratios, as defined.


(5) EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share as follows:

                                   Three months ended June 30,  Six months ended June 30,
                                     1999             1998        1999            1998
Numerator:
 Income before extraordinary item  $ 2,083,000  $ 2,260,000     $ 2,733,000  $  3,530,000
 Extraordinary item                          -            -               -    (1,457,000)
 Preferred dividend requirements      (275,000)    (278,000)       (550,000)      315,000)

Numerator for basic earnings per
 share--net income available for
 common stockholders                 1,808,000    1,982,000       2,183,000     1,758,000

Effect of dilutive securities:
 Preferred dividend requirements       275,000      278,000         550,000       315,000
 Numerator for diluted earnings
    per share-net income available
    for common stockholders after
    assumed conversions            $ 2,083,000  $ 2,260,000     $ 2,733,000  $  2,073,000

Denominator:
 Denominator for basic earnings
  per share--weighted average
  shares                            10,165,245    9,947,050      10,259,589     9,465,438

 Effect of dilutive securities:
  Stock options and warrants           448,918    1,785,510         544,934     2,038,099
  Convertible preferred stocks       3,584,299    3,584,229       3,584,299     1,792,115
  Dilutive potential common stock    4,033,217    5,369,739       4,129,233     3,830,214
  Denominator for diluted earnings
   per share -- adjusted weighted-
   average shares and assumed
   conversions                      14,198,462   15,316,789      14,388,822    13,295,652

Basic earnings per share           $       .18  $       .20     $       .21  $        .19
Diluted earnings per share         $        .15 $       .15     $       .19  $       .16

                                  9

(6) BUSINESS SEGMENTS

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

                       Three months ended June 30, 1999   Three months ended June 30, 1999
                         Staffing     Executive Search      Staffing     Executive Search
Revenues               $ 86,160,000   $  6,012,000         $ 66,790,000      $  5,491,000
Segment profit            1,581,000      1,016,000            1,614,000           596,000
Segment assets          126,496,000     11,390,000                    -                 -

                       Six months ended June 30, 1999      Six months ended June 30, 1998
                        Staffing    Executive Search        Staffing     Executive Search
Revenues               $170,120,000   $ 14,706,000         $117,928,000       $12,071,000
Segment income before
 extraordinary item       2,646,000      2,500,000            2,334,000         1,636,000
Extraordinary loss                -              -           (1,457,000)                -
Segment profit            2,646,000      2,500,000              877,000         1,636,000

A reconciliation of combined segment profit to consolidated net income is as follows:

                           Three months ended June 30         Six months ended June 30
                               1999           1998             1999              1998
Total profit for
 reportable segment        $  2,597,000  $   2,210,000     $  5,146,000       $ 2,513,000
Interest expense                (85,000)       (76,000)        (172,000)         (239,000)
Corporate overhead             (793,000)      (934,000)      (1,652,000)       (1,678,000)
Termination of employment
 contract                             -              -       (2,329,000)                -
Gain on sale of investment            -        901,000                -           901,000
Income tax benefit              364,000        159,000        1,740,000           576,000
Net income                 $  2,083,000  $   2,260,000      $ 2,733,000       $ 2,073,000


              MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations

Overview

The Company's financial performance was strong for the second quarter of 1999. This can be attributed to the results of the acquisitions completed during 1998, strong internal growth as a result of the continued demand for contingent workers, and solid performance in the executive search division. The Company expects this trend to continue as long as there is no drastic change in the economy or the financial services industry. For the six months ended June 30, 1999, the Company achieved record revenues and operating profits. All of the acquisitions that the Company has made over the past twenty-four months have been integrated into the Headway organization. The Company expects to continue to grow both internally and through acquisitions.

Consolidated

Revenues increased $19,891,000 or 28% to $92,172,000 for the three months ended June 30, 1999, from $72,281,000 for the same period in 1998. For the six months ended June 30, 1999, revenues were $184,826,000, an increase of 42% from $129,999,000 a year earlier.
These increases are attributable to the staffing acquisitions completed in the latter part of 1998, as well as strong internal growth. For the first six months of 1999, the Company experienced a 19% internal growth rate.

The executive search subsidiary, Whitney Partners, LLC (Whitney), contributed $6,012,000 to consolidated revenues in the second quarter of 1999, an increase of $521,000 from $5,491,000 for the same period in 1998. For the six months ended June 30, 1999,
Whitney revenues were $14,706,000, an increase of 22% from $12,071,000 a year earlier. This increase is due to the strong recovery of the financial markets in the first half of 1999, and the related increase in the hiring activities of Whitney's clients, as well as the contribution that Carlyle Group, Ltd. (Carlyle) has made since its acquisition in July 1998.

The  staffing subsidiary, Headway Corporate Staffing Services, Inc.
(HCSS) contributed revenues of $86,160,000 to consolidated revenues in the second quarter of 1999, an increase of $19,370,000 from $66,790,000 for second quarter of 1998. For the six months ended June 30, 1999, HCSS revenues were $170,120,000, an increase of 44% from $117,928,000 a year earlier. This increase is primarily a result of the acquisitions completed during the latter part of 1998, as well as strong internal growth.

Total operating expenses increased $18,418,000 to $86,973,000 for the three months ended June 30, 1999, from $68,555,000 for the same period in 1998. Of the increase, $15,905,000 relates to the direct costs that are the wages, taxes and benefits of work site employees of the staffing companies. Direct costs increased as a percentage of revenues to 77.1% in 1999 from 76.3% in 1998. For the six months, operating expenses increased $53,985,000 to $177,026,000 from $123,041,000 for the same period in 1998. Of the increase, $42,515,000 relates to the direct costs. For the six months, direct costs increased as a percentage of revenues to 76.2% in 1999 from 75.6% in 1998. The increase in direct costs as a percentage of revenues is a result of the Company's changing business mix. Specifically, the executive search business that has no direct costs is becoming a smaller percentage of the Company's total revenues. Direct costs for HCSS remained relatively stable as a percentage of HCSS revenue at 82.5% for the three months ended June 30, 1999, from 82.6% for the same period in 1998. For the six months, direct costs for HCSS declined as a percentage of HCSS revenue to 82.8% from 83.3% last year. This improvement is primarily a result of the acquisitions completed in 1998 of several information technology companies that have higher gross margin percentages than the traditional temporary staffing companies. General and administrative expenses decreased as a percentage  of
revenues from 17.7% in the second quarter 1998 to 16.1% in the second quarter 1999. For the six months, general and administrative expenses decreased as a percentage of revenues from 18.2% in 1998 to 17.2% in 1999. The reduction in general and administrative expenses as a percentage of revenues reflects the operating efficiencies realized as a result of the acquisition and integration programs in place.

Included in operating expenses for the first quarter of 1999 is a special charge of $2,329,000 paid in connection with the termination of an employment agreement. The balance of the increase in the six months ended June 30, 1999 is primarily due to operating expenses of the acquired staffing companies completed in the latter part of 1998.

Whitney's operating expenses decreased $128,000 to $4,254,000 in the second quarter of 1999, from $4,382,000 for the same period last year. For the six months of 1999, Whitney's operating expenses increased $1,339,000 to $10,396,000 in 1999 as compared to $9,057,000 in 1998. This increase is primarily a result of higher compensation expense directly related to the increase in revenue, as well as the operating expenses of Carlyle that was acquired in July 1998.

Operating income increased 40% or $1,473,000 to $5,199,000 for the three months ended June 30, 1999, compared to $3,726,000 for the three months ended June 30, 1998. For the six month period ended June 30, 1999 operating income increased 12% or $842,000 to $7,800,000 compared to $6,958,000 for the comparable period in 1998. Included in the 1999 six month operating income is the $2,329,000 termination payment paid in the first quarter. Excluding this payment, operating income increased 46% to $10,129,000 for the six months ended June 30, 1999, compared to the same period in 1998.

Net income declined $177,000 to $2,083,000 for the three months ended June 30, 1999, compared to $2,260,000 for the same period in 1998. This decrease is a result of a gain on sale of investment of $595,000, net of taxes in the second quarter of 1998. Excluding this gain, net income increased 25% to $2,083,000 for the three months ended June 30, 1999, compared to $1,665,000 for the same period in 1998. Net income increased $660,000 to $2,733,000 for the six months ended June 30, 1999, compared to $2,073,000 for the same period in 1998. This increase includes the termination payment in the first quarter of 1999, which had an after tax effect of $1,351,000. The results for the first half of 1998 include the gain on sale of investment of $595,000, net of taxes and the loss on early retirement of debt of $1,457,000, net of taxes. Excluding all of these items, net income increased 39% to $4,084,000 for the six months ended June 30, 1999, compared to $2,935,000 for the same period in 1998.

Liquidity and Capital Resources

Cash provided by operations during the six months ended June 30, 1999 was $1,676,000 compared with cash used by operations of $4,303,000 for the comparable period in 1998. This was due primarily to increased collection of accounts receivable.

For the six months ended June 30, 1999, the Company used $10,005,000 in investing activities almost exclusively for payments for acquisitions completed during 1997, 1998 and 1999, compared to cash used in investing activities of $26,813,000 for the same period in 1998. The cash used for investing activities in 1998 related to acquisitions completed during 1998 and 1997.

Total net cash provided by financing activities was $6,909,000 for the six months ended June 30, 1999, compared to net cash provided by financing activities of $33,756,000 for the same period in 1998. The cash generated in 1999 was a result of additional borrowings under the Company's senior credit facility.

In March 1999, the Company announced its plans to step up purchases under its stock repurchase program. The program was implemented in October 1998 when the Company's Board of Directors authorized purchases of up to 1.0 million shares. During the first half of 1999, the Company used $1,553,000 to repurchase 325,400 shares. The Company expects that it will continue to purchase shares under the program as long as the current stock price weakness continues.

The Company's working capital improved to $35,332,000 at June 30, 1999, from $32,139,000 at December 31, 1998. Management expects that the Company's working capital position will be sufficient to meet all of the working capital needs for the remainder of the year.

In June 1999, the Company secured $10 million in additional financing through expansion of its senior credit facility. The credit facility was increased from $90 million to $100 million on substantially the same terms as the existing facility. The Company expects to use the proceeds of the facility for additional acquisitions and future working capital needs. As of June 30, 1999, the Company had approximately $40 million available under its senior credit facility.

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

The Company has developed a contingency plan to be able to react to any Year 2000 problems should they arise.

PART II.  OTHER INFORMATION

                 EXHIBITS AND REPORTS ON FORM 8-K

EXHIBITS: Attached only to the electronic filing by the Company with the Securities and Exchange Commission is the Financial Data Schedule, Exhibit Reference Number 27, in accordance with Item 601(c) of Regulation S-K.

REPORTS ON FORM 8-K:     None

                            SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               HEADWAY CORPORATE RESOURCES, INC.

Date: August 12, 1999     By: /s/ Barry S. Roseman
                              President and Chief Operating Officer
                              (Duly Authorized and Principal Financial Officer)