Form 10-Q
period 1999-09-30
HEADWAY CORPORATE RESOURCES INC
filed 1999-11-15
CIK 914435

U.S. SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549

                              FORM 10-Q


     [ X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES
        EXCHANGE ACT OF 1934

        For the quarterly period ended September 30, 1999

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

                       Yes  [   ]   No [    ]

                APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
11,247,561 shares of common stock.

                              FORM 10-Q
         HEADWAY CORPORATE RESOURCES, INC. AND SUBSIDIARIES

                                INDEX

                                                                          Page

PART I.     Financial Information

            Financial Statements

               Unaudited Consolidated Balance Sheets-
               September 30, 1999 and December 31, 1998                      3

               Unaudited Consolidated Statements of Income-
               Three Months and Nine Months Ended September 30, 1999
               and 1998                                                      4

               Unaudited Consolidated Statement of Stockholders'Equity-
               Nine Months Ended September 30, 1999                          5

               Unaudited Consolidated Statements of Cash Flows-
               Nine Months Ended September 30, 1999 and 1998                 7

               Notes to Consolidated Financial Statements                    8

            Management's Discussion and Analysis of
            Financial Condition and Results of Operations                   11


PART II.    Other Information                                               14


Signatures                                                                  14

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

                  Headway Corporate Resources, Inc.

                     Consolidated Balance Sheets
                             (Unaudited)
                       (Dollars In Thousands)


                                          September 30, 1999    December 31,1998
Assets:
Current assets:
  Cash and cash equivalents                   $         558      $       4,157
  Accounts receivable, trade, net                    53,152             47,017
  Prepaid expenses and other current assets           1,077                954
  Prepaid income taxes                                  598              1,217
Total current assets                                 55,385             53,345

Property and equipment, net                           5,103              4,566

Intangibles, net                                     77,089             66,388
Deferred financing costs                              1,657              1,757
Other assets                                            857                890
Total assets                                   $    140,091      $     126,946

Liabilities and stockholders' equity:
Current liabilities:
  Accounts payable                             $      3,005       $      2,190
  Accrued expenses                                    2,995              2,969
  Accrued payroll                                    16,398             13,492
  Long-term debt, current portion and line of           152                150
   credit
  Capital lease obligations, current portion            400                416
  Other liabilities                                   5,540              1,989
Total current liabilities                            28,490             21,206

Long-term debt, less current portion                 64,000             60,959
Capital lease obligations, less current portion         471                755
Deferred rent                                         1,267              1,251
Deferred income taxes                                   204                204

Stockholders' equity:
  Preferred stock---$.0001 par value,
   5,000,000 shares authorized:
    Series F, convertible preferred stock---$.0001
     par value, 1,000 shares authorized, issued
     and outstanding [aggregate liquidation value
     $20,000]                                       20,000              20,000
  Common stock-$.0001 par value,20,000,000
   shares authorized, 10,822,451 shares and
   10,311,751 shares issued and outstanding,
   respectively, at September 30, 1999;                  1                   1
   10,419,220 shares and 10,362,020 shares
   issued and outstanding, respectively, at
   December 31, 1998.
  Treasury Stock at cost                           (2,511)               (290)
  Additional paid-in capit                          17,375               15,779
  Notes receivable                                   (139)               (172)
  Retained earnings                                 10,929               7,244
  Accumulated other comprehensive income                 4                   9
Total stockholders' equity                          45,659              42,571
Total liabilities and stockholders' equity    $    140,091        $    126,946

See accompanying notes

                  Headway Corporate Resources, Inc.

                  Consolidated Statements of Income
                             (Unaudited)
                       (Dollars In Thousands)


                                 Three months ended         Nine months ended
                                    September 30               September 30,
                                   1999       1998           1999       1998

  Revenues                       $ 90,229   $ 78,078     $ 275,055   $ 208,077

  Operating expenses:
  Direct costs                     68,075     60,183       208,847     158,440
  General and administrative       16,333     13,513        48,196      37,197
  Termination of employment
  contract                                                   2,329
 Depreciation and  amortization     1,168        873         3,230       1,973
                                   85,576     74,569       262,602     197,610

Operating income                    4,653      3,509        12,453      10,467

  Other (income)expenses:
  Interest expense                  1,626      1,236         4,662       3,088
  Interest and dividend income        (58)       (72)          (88)       (125)
  Gain on sale of investment            -          -             -        (901)
                                    1,568      1,164         4,574       2,062

Income before income tax expense    3,085      2,345         7,879       8,405
 and extraordinary item

Income tax expense                  1,308        899         3,369       3,429

Income before extraordinary item    1,777      1,446         4,510       4,976

Extraordinary item--loss on
 early retirement of debt               -          -             -      (1,457)
 (net of income tax benefit
 of $1,241)

Net income                          1,777      1,446          4,51       3,519

Preferred dividend requirments       (275)      (275)         (825)       (590)

Net income available for common
 stockholder                      $  1,502  $  1,171       $  3,685   $  2,929

Basic earnings (loss) per
 common share:
  Income before extrodinary
   item                           $     .15  $    .11      $    .36   $    .45
  Extraordinary item                     -         -              -       (.15)
  Net income                      $     .15  $    .11      $    .36   $    .30

Diluted earnings (loss) per
 common share:
  Income before extraordinary
   item                           $     .13  $    .10      $    .31   $    .36
  Extraordinary item                      -         -             -       (.11)
  Net income                      $     .13  $    .10      $    .31   $    .25

See accompanying notes

                  Headway Corporate Resources, Inc.

           Consolidated Statement of Stockholders' Equity
                Nine Months Ended September 30, 1999
                             (Unaudited)
                       (Dollars in thousands)

                                   Series F
                                  Convertible          Common Stock            Treasury Stock
                                Preferred Stock
                                Shares    Amount     Shares      Amount      Shares      Amount
Balance - December 31, 1998     1,000    $20,000   10,419,220    $    1     (57,200)   $   (290)
Repayment of notes receivable       -          -            -         -           -           -
Preferred stock dividends    -         -          -        -        -       -
Purchase of treasury stock   -         -          -        -  (453,500)  (2,221)
Exercise of stock options                     403,231
Translation adjustment       -         -          -        -        -       -
Net income                   -         -          -        -        -       -
Comprehensive income         -         -          -        -        -       -
Balance - September 30, 1999   1,000   $20,000  10,822,451  $   1  (510,700) $(2,511)

                  Headway Corporate Resources, Inc.

                Nine Months Ended September 30, 1999
                             (Unaudited)
                       (Dollars in thousands)

                                                                    Accumulated
                               Additional                              Other            Total
                                Paid-in     Notes       Retained   Comprehensive   Stockholders'
                                Captial   Recievable    Earnings       (Loss)          Equity
Balance - December 31, 1998   $  15,779   $    (172)   $   7,244      $     9       $  42,571
Repayment of notes receivable         -          33            -            -              33
Preferred stock dividends             -           -         (825)           -            (825)
Purchase of treasury stock            -           -            -            -          (2,221)
Exercise of stock options         1,596                                                 1,596
Translation adjustment                -           -            -           (5)             (5)
Net income                            -           -        4,510            -            4,510
Comprehensive income                  -           -            -            -            4,510
Balance ---September 30, 1999  $ 17,375  $     (139)   $  10,929     $      4        $  45,659

See accompanying notes

                  Headway Corporate Resources, Inc.

                Consolidated Statements of Cash Flows
                             (Unaudited)
                           (In thousands)

                                              Nine months ended September 30,
                                                   1999             1998
Operating activities:
Net income                                        $     4,510    $       3,519
Adjustments to reconcile net income to net cash
 provided by (used in) operating activities:
  Loss on early extinguishment of debt                      -            1,457
  Depreciation and amortization                         3,230            1,973
  Amortization of deferred financing costs                277              312
  Deferred income taxes                                     -               63
  Gain on sale of investment                                -             (901)
Changes in assets and liabilities net of effect
 of acquisitions:
  Accounts receivable                                  (6,135)         (17,201)
  Prepaid expenses and other assets                       (90)            (605)
  Accounts payable and accrued expenses                   857            1,424
  Accrued payroll                                       2,906            4,806
  Prepaid income taxes/Income taxes payable               619             (617)
Net cash provided by (used in) operating activities     6,174           (5,770)

Investing activities:
Expenditures for property and equipment                (1,401)          (1,844)
Repayment from notes receivable                            33               97
Repayment from related party                                -              638
Proceeds from sale of investment                            -            3,178
Cash paid for acquisitions, net of cash acquired       (9,516)         (31,587)
Net cash used in investing activities                 (10,884)         (29,518)

Financing activities:
Sale of preferred stock,net                                 -           18,633
Net change in revolving credit line                     3,200          (13,404)
Proceeds from long-term debt                                            56,100
Repayment of long-term debt                              (157)         (23,608)
Payment of capital lease obligations                     (300)            (173)
Payments of loan acquisition fees                        (177)          (1,873)
Proceeds from exercise of options and warrants          1,596            2,041
Purchase of treasury stock                             (2,221)               -
Cash dividends paid                                      (825)            (590)
Net cash provided by financing activities               1,116           37,126

Effect of exchange rate changes on cash and cash
 equivalents                                               (5)               -

Increase (decrease) in cash and cash equivalents        (3,599)          1,838
Cash and cash equivalents at beginning of period         4,157           2,472
Cash and cash equivalents at end of period           $     558       $   4,310
Supplemental disclosures of cash flow information
Cash paid during the year for:
Interest                                             $   4,385       $   2,776
Income taxes                                         $   2,404       $   4,174

See accompanying notes

                  HEADWAY CORPORATE RESOURCES, INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         September 30, 1999

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions  to  Form  10-Q  and  Article  10  of  Regulation  S-X.
Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months and nine months ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999.

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

(2) INTANGIBLES

In June 1999, the Company acquired substantially all of the assets of a division of a North Carolina corporation for cash resulting in goodwill of approximately $4,024,000. The acquisition was accounted for under the purchase method of accounting and the results of operations have been included in the accompanying financial statements from the date of acquisition. On a pro forma basis, if the acquisition had taken place at the beginning of 1998, the effect on the Company's total revenue, net income and earnings per share would have been immaterial.

During the nine months ended September 30, 1999, additional purchase price of $9,043,000 was recorded as goodwill upon the determination that the earnouts had been met on certain acquisitions made in 1998 and 1997. Other liabilities represent such earnouts not paid as of September 30, 1999.

(3) TERMINATION OF EMPLOYMENT CONTRACT

In March 1999, the Company incurred costs of $2,329,000 associated with the termination of an employment contract.

(4) DEBT

In June 1999, the amount available under the Company's senior credit facility was increased to $100,000,000 from $90,000,000. The revolving credit facility bears interest at varying rates based on LIBOR ranging from 7.20% to 7.36% per annum at September 30, 1999. As of September 30, 1999, $54,000,000 was drawn on this facility. Substantially all assets of the Company have been pledged as collateral for this credit agreement. The credit agreement requires the Company to meet certain financial ratios, as defined.


(5) EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share as follows:

                                             Three months ended              Nine months ended
                                                September 30,                   September 30,
                                           1999             1998             1999             1998
Numerator:
 Income before extraordinary item      $  1,777,000    $  1,446,000     $  4,510,000     $  4,976,000
 Extraordinary item                                               -                        (1,457,000)
 Preferred dividend requirements           (275,000)       (275,000)        (825,000)        (590,000)

 Numerator for basic earnings per
  share--net income available for
  common stockholders                     1,502,000       1,717,000        3,685,000        2,929,000

 Effect of dilutive securities:
  Preferred dividend requirements           275,000         275,000          825,000          590,000
  Numerator for diluted earnings per
   share - net income available for
   common stockholders after
   assumed conversions                    1,777,000       1,446,000        4,510,000        3,519,000

Denominator:
 Denominator for basic earnings per
  share--weighted average shares         10,108,813      10,253,163       10,208,778        9,767,785
 Effect of dilutive securities:
  Stock options and warrants                501,373       1,346,326          530,413        1,795,523
  Convertible preferred stock             3,584,299       3,584,229        3,584,299        2,389,486
  Dilutive potential common stock         4,085,672       4,930,555        4,114,712        4,185,009
  Denominator for diluted earnings
   per share --adjusted weighted-average
   shares and assumed conversions        14,194,485      15,183,718       14,323,490       13,952,794

Basic earnings per share               $        .15    $        .11    $         .36     $        .30       .11        .36
Diluted earnings per share             $        .13    $        .10    $         .31     $        .25

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

                                             Three months ended            Three months ended
                                               Sept. 30, 1999                Sept. 30, 1998
                                          Staffing       Executive      Staffing       Executive
                                                           Search                        Search
Revenues                                  $  83,775,000  $  6,454,000   $  73,160,000  $   4,918,000
Segment profit                                1,200,000       985,000       1,357,000        445,000
Segment assets                              128,915,000    10,082,000

                                             Nine months ended             Nine months ended
                                               Sept. 30, 1999                Sept. 30, 1998
                                          Staffing       Executive      Staffing       Executive
                                                           Search                        Search

Revenues                                  $ 253,895,000  $  21,160,000  $ 191,088,000  $  16,989,000
Segment income before extraordinary item      3,846,000      3,485,000      3,691,000      2,081,000
Extraordinary loss                                    -              -     (1,457,000)             -
Segment profit                                3,846,000      3,485,000      2,234,000      2,081,000

A reconciliation of combined segment profit to consolidated net income is as follows:

                                           Three months ended            Nine months ended
                                                 Sept. 30                    Sept. 30
                                             1999          1998         1999           1998
Total profit for reportable segments   $  2,185,000  $  1,802,000  $  7,331,000  $  4,315,000
Interest expense                           (105,000)      (75,000)     (277,000)     (314,000)
Corporate overhead                         (630,000)     (582,000)   (2,282,000)   (2,260,000)
Termination of employment contract                -             -    (2,329,000)            -
Gain on sale of investment                        -             -              -      901,000
Income tax benefit                          327,000       301,000     2,067,000       877,000            0
Net income                             $  1,777,000  $  1,446,000  $  4,510.000  $  3,519,000

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations

Overview

Overall, the results for the Company for the third quarter were very strong. The performance of the executive search segment was particularly positive, reflecting the strength of the financial services industry and the continued demand for the Company's services. The Company experienced some softness in its staffing business specifically in the area of information technology staffing. As the Year 2000 approaches, many companies have put their information technology initiatives on hold. The Company believes that the staffing requirements will increase in the first and second quarter as concerns over Year 2000 issues are alleviated. Management believes that the Company is in a very good position in all of its businesses going into next year.

Consolidated

Revenues increased $12,151,000 or 16% to $90,229,000 for the three months ended September 30, 1999, from $78,078,000 for the same period in 1998. For the nine months ended September 30, 1999, revenues were $275,055,000, an increase of 32% from $208,077,000 a year earlier. These increases are attributable to the staffing acquisitions completed in the latter part of 1998, as well as internal growth. For the first nine months of 1999, the Company experienced a 16% internal growth rate.

The executive search subsidiary, Whitney Partners, LLC (Whitney), contributed $6,454,000 to consolidated revenues in the third quarter of 1999, an increase of 31% from $4,918,000 for the same period in 1998. For the nine months ended September 30, 1999, Whitney revenues were $21,160,000, an increase of 25% from $16,989,000 a year earlier. This increase is due to the strong recovery of the financial markets in the first nine months of 1999 following a brief downturn in the financial services industry in the second half of 1998, and the related increase in the hiring activities of Whitney's clients, as well as the contribution that Carlyle Group, Ltd. (Carlyle) has made since its acquisition in July 1998.

The  staffing subsidiary, Headway Corporate Staffing Services,  Inc.
(HCSS) contributed revenues of $83,775,000 to consolidated revenues in the third quarter of 1999, an increase of $10,615,000 from $73,160,000 for third quarter of 1998. For the nine months ended September 30, 1999, HCSS revenues were $253,895,000, an increase of 33% from $191,088,000 a year earlier. This increase is primarily a result of the acquisitions completed during the latter part of 1998.

Total operating expenses increased $11,007,000 to $85,576,000 for the three months ended September 30, 1999, from $74,569,000 for the same period in 1998. Of the increase, $7,892,000 relates to the direct costs that are the wages, taxes and benefits of work site employees of the staffing companies. Direct costs decreased as a percentage of revenues to 75.4% in 1999 from 77.1% in 1998. For the nine months, operating expenses increased $64,992,000 to $262,602,000 from $197,610,000 for the same period in 1998. Of the increase, $50,407,000 relates to the direct costs. For the nine months, direct costs decreased slightly as a percentage of revenues to 75.9% in 1999 from 76.1% in 1998. The fluctuation in the direct cost percentage of revenues is a result of the Company's business mix. Specifically, the executive search business has no direct costs while the payrolling business has very high direct costs. Direct costs as a percentage of HCSS revenue declined to 81.3% for the three months ended September 30, 1999, from 82.3% for the same period in 1998. For the nine months, direct costs for HCSS declined as a percentage of HCSS revenue to 82.3% from 82.9% last year. This improvement is primarily the result of the Company's acquisitions of information technology businesses that have higher gross margin than the clerical or payrolling business. General and administrative expenses increased as a percentage of revenues from 17.3% in the third quarter of 1998 to 18.1% in the third quarter of 1999. The increase in general and administrative expenses as a percentage of revenues related to several one-time expenses and is a trend that is not expected to continue. For the nine months, general and administrative expenses decreased as a percentage of revenues from 17.9% in 1998 to 17.5% in 1999.

Included in operating expenses for the first quarter of 1999 is a special charge of $2,329,000 paid in connection with the termination of an employment agreement. The balance of the increase in the nine months ended September 30, 1999 is primarily due to operating expenses of the acquired staffing companies completed in the latter part of 1998.

Whitney's operating expenses increased $571,000 to $4,714,000 in the third quarter of 1999, from $4,143,000 for the same period last year. For the nine months of 1999, Whitney's operating expenses increased $1,909,000 to $15,109,000 in 1999 as compared to $13,200,000 in 1998. This increase is primarily a result of higher compensation expense directly related to the increase in revenue, as well as the operating expenses of Carlyle that was acquired in July 1998.

Operating income increased 33% or $1,144,000 to $4,653,000 for the three months ended September 30, 1999, compared to $3,509,000 for the three months ended September 30, 1998. For the nine month period ended September 30, 1999 operating income increased 19% or $1,986,000 to $12,453,000 compared to $10,467,000 for the comparable period in 1998. Included in the 1999 nine month operating income is the $2,329,000 termination payment paid in the first quarter.
Excluding this payment, operating income increased 41% to $14,782,000 for the nine months ended September 30, 1999, compared to the same period in 1998.

Net income increased $331,000 to $1,777,000 for the three months ended September 30, 1999, compared to $1,446,000 for the same period in 1998. Net income increased $991,000 to $4,510,000 for the nine months ended September 30, 1999, compared to $3,519,000 for the same period in 1998. This increase includes the termination payment in the first quarter of 1999, which had an after tax effect of $1,351,000. The results for the first nine months of 1998 include the gain on sale of investment net of taxes of $595,000 and the loss on early retirement of debt, net of taxes of $1,457,000. Excluding all of these items, net income increased 34% to $5,861,000 for the nine months ended September 30, 1999, compared to $4,381,000 for the same period in 1998.

Liquidity and Capital Resources

Cash provided by operations during the nine months ended September 30, 1999 was $6,174,000 compared with cash used by operations of $5,770,000 for the comparable period in 1998. This was due primarily to increased collection of accounts receivable.

For the nine months ended September 30, 1999, the Company used $10,884,000 in investing activities almost exclusively for payments for acquisitions completed during 1997, 1998 and 1999, compared to cash used in investing activities of $29,518,000 for the same period in 1998. The cash used for investing activities in 1998 related to acquisitions completed during 1998 and 1997.

Total net cash provided by financing activities was $1,116,000 for the nine months ended September 30, 1999, compared to net cash provided by financing activities of $37,126,000 for the same period in 1998. The cash generated in 1999 was a result of additional borrowings under the Company's senior credit facility and proceeds from the exercise of stock options, offset in part by treasury stock purchases.

In March 1999, the Company announced its plans to step up purchases under its stock repurchase program. The program was implemented in October 1998 when the Company's Board of Directors authorized purchases of up to 1.0 million shares. During the first nine months of 1999, the Company used $2,221,000 to repurchase 453,500 shares. The Company expects that it will continue to purchase shares under the program as long as the current stock price weakness continues.

The Company's working capital declined to $26,895,000 at September 30, 1999, from $32,139,000 at December 31, 1998. Management expects that the Company's working capital position will be sufficient to meet all of the working capital needs for the remainder of the year.

In June 1999, the Company secured $10 million in additional financing through expansion of its senior credit facility. The credit facility was increased from $90 million to $100 million on substantially the same terms as the existing facility. The Company expects to use the proceeds of the facility for additional acquisitions and future working capital needs. As of September 30, 1999, the Company had approximately $46 million available under its senior credit facility.

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

                         HEADWAY CORPORATE RESOURCES, INC.

Date: November 9, 1999   By: /s/ Barry S. Roseman, President
                                 and Chief Operating Officer
                         (Duly Authorized and Principal Financial Officer)