Form 10-K
period 1999-12-31
HEADWAY CORPORATE RESOURCES INC
filed 2000-03-29
CIK 914435

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549
                            FORM 10-K
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934: For the fiscal year ended December 31, 1999

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

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to section 12(g) of the Act:

Common Stock, Par Value $0.0001

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

State  the  aggregate market value of the voting  and  non-voting
common  equity  held  by non-affiliates of the  registrant.   The
aggregate market value computed on the basis of the last sale price on March 24, 2000, is $33,992,631.

Indicate  the  number  of  shares  outstanding  of  each  of  the
registrant's   classes  of  common  stock,  as  of   the   latest
practicable date.  11,372,561

               DOCUMENTS INCORPORATED BY REFERENCE

Incorporated by reference in Part III of this report is the definitive proxy statement of Headway for the 1999 annual meeting of stockholders, which Headway proposes to file with the Securities and Exchange Commission on or before April 29, 2000.

                        TABLE OF CONTENTS

ITEM NUMBER AND CAPTION                                     Page

Part I
1.   Business                                                   3

2.   Properties                                                13

3.   Legal Proceedings                                         13

4.   Submission of Matters to a Vote of Security Holders       13

Part II
5.   Market  for  Registrant's Common Equity  and  Related
     Stockholder Matters                                       13

6.   Selected Financial Data                                   15

7.   Management's Discussion and Analysis of Financial
     Condition and Results of Operations                       16

7A.  Quantitative and Qualitative Disclosures
     About Market Risk                                         21

8.   Financial Statements and Supplementary Data               21

9.   Changes in and Disagreements with Accountants
     on Accounting and Financial Disclosure                    22

Part III
10.  Directors and Executive Officers of the Registrant         *

11.  Executive Compensation                                     *

12.  Security Ownership of Certain Beneficial Owners  and
     Management                                                 *

13.  Certain Relationships and Related Transactions             *

Part IV
14.   Exhibits, Financial Statement Schedules, and Reports
      on Form 8-K                                              22

*      These  items  are  incorporated  by  reference  from   the
definitive proxy statement of Headway for the 2000 annual meeting of stockholders to be filed with the Securities and Exchange
Commission on or before April 29, 2000.

                             PART I

                        Item 1.  Business

General

     Headway Corporate Resources, Inc. ("Headway") is a leading provider of human resource and staffing services to the financial services industry. In 1999, Headway began a program to diversify its specialization outside of financial services and currently provides services to other industries such as e-commerce, media, entertainment, information technology and telecommunication. In connection with this diversification strategy, Headway acquired Tyzack Holdings Limited, ("Tyzack"), an executive search firm based in the United Kingdom, in late 1999.

     The financial services industry consists of investment banking firms, banking institutions, insurance companies, credit card service companies, and other finance companies, and extends by association to real estate companies, appraisal firms, law firms, accounting firms, and other service companies that participate in the financial services industry. Headway's history of service in the industry, which began in 1984 with executive search services, enables it to understand the complexity of the products and services offered by the financial services industry, assist the client in identifying the human resources required to support those products and services, and develop industry specific solutions for the human resources needs of the client. The industries that Headway is expanding into are a natural progression, as many of these industries are looking to financial service companies to staff senior positions. Headway established its staffing service business through 18 acquisitions of staffing and professional services companies since 1996. Headway's acquisitions and internal business development over the past two years have resulted in substantial growth. Total revenues in 1999 were $360.7 million as compared to $291.3 million in 1998 and $142.8 million in 1997.

     The human resource management services offered by Headway consist of:

     *    temporary staffing and value added services,

     *    information technology ("IT") and professional staff services,

     *    executive search and permanent placement services, and

     *    contract staff administration services.

     In temporary staffing and value added services, Headway provides employees to clients for periods ranging from one day to several months. These employees satisfy a specific job skill need arising from absenteeism, special projects, fluctuations in the client's volume of business inherent in the business cycle, technology and business system changes, and other causes. The thrust of Headway's marketing approach is "SmartSizing", which is a human resource management policy of controlling and minimizing the fixed cost of employees by expanding and contracting the client's workforce as needed to meet its specific business needs as they change. The job skills required by clients and offered by Headway consist of "office/clerical" personnel, including secretaries, office workers, and, administrative staff. Value added services include payroll services and more involved arrangements where Headway assumes some or all of the administrative functions of employment on-site at the client's business, which is commonly referred to as "vendor-on-premises".

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

     Headway offers contract staff administration services where it assumes the position of employer for long-term contingent workers used frequently by clients and manages the scheduling of these contingent workers to make them available to service clients' needs.

     Headway's goal is to build a national staffing business focused on providing these services with an emphasis in the financial services industry as well as other identified industries. Headway's strategy for achieving this goal is to make acquisitions, to emphasize programs that generate internal growth and to continue to conduct operations through a decentralized "Hub-Spoke" management model. Headway will seek strategic acquisitions specifically looking for fold-ins to existing hub operations in order to strengthen and add to existing business lines as well as continue the diversification program.

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

     The temporary staffing industry grew rapidly in recent years as companies used temporary employees to manage personnel costs, while meeting specialized or fluctuating staffing requirements. According to the most recent available information in the Staffing Industry Report, the United States temporary staffing industry grew from approximately $28.9 billion in revenue in 1993 to approximately $62.0 billion in revenue in 1998, a compound annual growth rate of approximately 17%. One of the fastest growing sectors for Headway, as well as the industry, is information technology services. Revenue for this sector grew at an estimated compound annual rate of 26.2% from approximately $5.7 billion in 1993 to approximately $18.2 billion in 1998. Professional and technical staffing within the temporary staffing industry requires longer-term, more highly skilled personnel services. Headway believes professional and technical staffing offers the opportunity for higher profitability than clerical staffing, because of the value-added nature of professional and technical staffing personnel. Headway believes the staffing services industry is highly fragmented with over 8,000 staffing companies and 2,500 information technology and professional staffing companies. The National Association of Temporary and Staffing Services has estimated that more than 90% of all U.S. businesses utilize temporary staffing services.

Growth Strategy

     Headway's strategy for growth in existing and new markets is to:

     *    pursue strategic acquisitions

     *    increase focus on professional and technical staffing services

     *    enhance and expand offices

     Pursue Strategic Acquisitions. Although at a slower pace, Headway intends to continue to acquire independent staffing services companies located in attractive geographic locations with strong management, profitable operating results, recognized local and regional presence, and a client base that will advance our diversification program. Since May 1996, Headway has acquired 18 companies in nine states and the United Kingdom. Headway intends to pursue strategic acquisitions of staffing services companies in major metropolitan areas where Headway already has an established presence to serve as Hubs, and fold-in additional acquisitions, or spokes, in the same area as established Hubs that increase penetration of existing markets. In the coming year, Headway expects to focus its acquisition activity primarily on spokes or fold-in acquisitions that are in the same area as established Hubs, rather than on new Hub acquisitions. Headway has established a team of corporate officers responsible for identifying prospective acquisitions, performing due diligence, negotiating contracts, and subsequently integrating the acquired companies. Headway typically retains management of acquired companies and includes in the consideration for the acquisitions long-term earnout arrangements based on performance as incentive for improving operating results. Headway intends to use a combination of available cash, debt, long-term earnout arrangements and equity.

     Increase Focus on Professional and Technical Staffing Services. Headway's strategy is to increase the percentage of total revenues and gross profits contributed by IT/professional staffing services by expanding its service offerings in the fields of information technology staffing and consulting and accounting and finance staffing. Headway also intends to grow its pool of skilled professionals, hire additional sales consultants, target mid-size and large companies, and leverage client relationships. Headway believes that providing professional and technical staffing services to its clients offers attractive opportunities for growth in sales and profits. Based on client demand for IT/professional staffing services on a national basis, Headway intends to increase the pace of acquisitions of IT/professional staffing services companies in major metropolitan markets.

     Enhance and Expand Offices. Headway plans to develop its current Hubs by expanding the services offered, adding temporary staffing and permanent placement consultants, pursuing new clients, expanding current client relationships, cross-marketing services, and assisting Hubs in developing successful marketing and internal business growth techniques. To facilitate the offering of new services in Hub markets, Headway plans to acquire companies offering services which complement and expand the Hub's existing services, and transfer or recruit experienced personnel for positions in its Hub locations that will expand the services offered. Increased service offerings enables Headway to expand existing client relationships through cross-selling, and to approach new clients with a variety of staffing needs.
Headway relies on its regional managers, in consultation with corporate staff, to drive this internal growth and to determine which service, marketing, and business techniques are most appropriate for their local markets.

Operating Strategy

     The key elements of Headway's operating strategy include

     * diversify into new industries, while still emphasizing the financial services industry

     *    integrate acquired companies quickly

     * foster an entrepreneurial environment with Hub-Spoke management model

     *    provide corporate level support

     *    deliver high, value-added quality service

     Diversify Into New Industries. In 1999, Headway began a program to diversify its specialization outside of financial services and currently provides services to other industries such as e-commerce, media, entertainment, information technology and telecommunication. In connection with this diversification strategy, Headway acquired Tyzack in late 1999.

     Headway has a strong presence in the financial services industry. Headway will continue to focus on this industry, because Headway believes there is a substantial untapped market for its services in this industry and because its core strengths of industry experience and human resources expertise enable it to develop unique, value-added staffing solutions for the financial services industry. Headway will work to maintain its relationships with existing clients in the industry, expand service offerings in existing and future Hub locations, cross-sell services to existing clients, and seek acquisitions with an existing client base in the financial services industry.
Although Headway expects to focus on this industry, it expects that it will continue to have a diversified client base, with no more than 50% of its annual revenues being derived from financial services clients.

     Integrate Acquired Companies Quickly. As soon as practicable after an acquisition is completed, management begins integrating newly acquired companies into the Hub-Spoke management model. Headway has a dedicated team of professionals who implement a formal process of budgeting and quarterly performance reviews as well as its disciplined financial management system at all newly acquired companies. The integration process involves installing back-office management information systems and standardizing each acquired company's accounting and financial procedures with those of Headway. Marketing, sales, field operations, and personnel programs of the acquired companies are reviewed and, where appropriate, corporate management provides guidance and assistance on improving these functions.

     Foster Entrepreneurial Environment With Hub-Spoke Management Model. Headway employs a decentralized, Hub-Spoke management model. Local regional managers manage Headway's operations in each market, including any satellite offices in that market. Headway believes it has a strong market presence in each of its major markets largely due to the commitment, ability, and creativity of its regional managers who drive each local business. Headway fosters this entrepreneurial environment by giving its regional managers the authority to respond quickly and creatively to client needs. Regional managers are responsible for achieving operational and financial objectives, including revenues and earnings growth, and have authority over hiring, recruiting, compensation, pricing, and sales management. Headway believes that accountability and authority, combined with the support of Headway's corporate level support services, enables its regional managers to compete successfully in the local marketplace. Headway also believes this entrepreneurial environment allows Headway to attract talented managers and successfully serve its clients' needs.

     Provide Corporate Level Support. Headway's philosophy is that the central function of corporate management is to support the staffing consultants who directly interact with clients. Headway provides regional managers corporate level support to lessen their administrative burden and allow them to focus on servicing clients and growing the business. Corporate management has developed certain financial, risk management, and administrative control procedures, which are applied to each Hub. These control procedures include the preparation of annual business plans and budgets and the submission of detailed monthly financial reports. This information is reviewed at the end of each fiscal quarter by Headway's management together with regional managers. Additional support functions include marketing, management information system support, training, human resources, accounting, and other back office functions. Headway believes its Hub-Spoke management model is readily adaptable and scaleable as Headway continues to grow.

     Deliver High, Value-Added Quality Service. Headway emphasizes recruiting, training, and retaining experienced sales consultants and providing highly qualified temporary employees. Headway trains its sales consultants to operate as partners with their clients in evaluating and meeting the client's staffing requirements. Headway promotes and monitors quality of service a number of ways. It seeks highly qualified temporary employees through referrals from existing temporary employees and conducts in-depth interviews by Company personnel experienced in the temporary employees' field. Headway performs skill evaluations and offers programs to its temporary employees to improve their skills. Headway contacts clients within hours of the beginning of a project to receive a preliminary determination of satisfaction, and obtains client satisfaction reports upon the completion of projects. Headway seeks to understand and proactively assess clients' needs, respond promptly to clients' requests, and continually monitor job performance and client satisfaction. Headway believes that its commitment to providing quality service has enabled it to establish and maintain long-term relationships with clients.

Services

     The human resource management services offered by Headway include

     *    temporary staffing and value added services

     *    IT/professional staff services

     *    executive search and permanent placement services, and

     *    contract staff administration services.

     Temporary Staffing and Value Added Services. Headway provides employees to clients for periods ranging from one day to several months to satisfy a specific job skill need arising from absenteeism, special projects, fluctuations in the client's volume of business inherent in the business cycle, technology and business system changes, and other causes. The job skills required by clients and offered by Headway range from entry level clerks and secretaries to master administrative assistants.

     Under vendor-on-premise programs, Headway assumes administrative responsibility for coordinating some or all staffing services at a client's location or organization, including recruiting activities, skills testing and training. Headway also provides payroll services to its clients for its permanent employees, thereby mitigating the administrative burden of employment. By using Headway's services, clients can make changes in workforce quickly without the administrative burden and cost of hiring and firing.

     IT/Professional Staff Services. Rapid changes in technology and competitive pressures in the financial services industry create demand by employers for computer programmers and technicians, desktop publishing operators, network administrators, and computer graphic specialists to help implement the systems required to meet these challenges. Headway offers to its clients IT/professional staff services in which persons with these special skills are placed on a temporary, contract, or permanent basis.

     Executive Search and Permanent Placement. Headway, through its Whitney subsidiary, is one of the leading executive search firms in the financial services industry. With the acquisition of Carlyle in 1998 and Tyzack in 1999, Headway has expanded its industry focus to include management consulting, e-commerce, media, entertainment, information technology and telecommunication businesses. Headway uses a complete consultative approach with its clients, including, market analysis, product recommendations, and staffing new and existing business divisions of its clients. Headway conducts executive searches in a broad range of product areas in the financial services industry, including, investment banking, capital markets, leveraged finance, research, emerging markets, investment management, financial administration, and risk management. Executive search services are provided in major financial markets, including, New York, Chicago, Boston, London, Tokyo, Hong Kong, and Singapore.

     Headway also provides permanent placement services to its clients for office/clerical positions and IT/professional personnel. Clients use Headway's temporary staffing services as a means for locating and evaluating new personnel with a view to permanent employment. Clients are able to evaluate the abilities and productivity of workers during temporary employment through Headway and make informed decisions on whether to retain the workers on a permanent basis, all without the administrative burden associated with adding the workers to their workforce from the outset.

     Contract Staff Administration Services. Many of Headway's clients use long-term contingent workers on a regular basis to satisfy recurring needs for highly skilled workers in the areas of accounting, finance, business administration, marketing, computer programming, computer graphics, and other areas requiring a high level of business or technical expertise. The use of contingent workers on a regular basis can create a number of problems for clients. The possibility always exists that these workers will accept employment elsewhere that prevents him from being available to the client when needed. Furthermore, there is always a risk contingent workers will be viewed by federal and state taxing authorities as employees rather than contingent workers for income tax withholding and benefits purposes. To mitigate these potential problems, Headway offers a service where it assumes the position of employer for the independent contractors. As employer, Headway manages the scheduling of these people to make them available to service the needs of the clients, and implements income tax withholding and other employee benefit programs to ensure compliance with the legal requirements of employment under applicable federal and state laws.

Client Relationships

     Headway has a broad client base. Headway's largest client accounted for approximately 11% of Headway's 1999 revenues. The revenues generated by this client represent primarily payrolling services provided by Headway, which generates a low gross margin compared to Headway's other staffing services.

Human Resources

     Employees. As of December 31, 1999, Headway had approximately 500 full-time employees. By the fourth quarter of 1999, Headway employed almost 10,000 temporary employees in a typical week. None of Headway's employees, including its temporary employees, is represented by a collective bargaining agreement. Headway believes its employee relations to be strong. Hourly wages for Headway's temporary employees are determined according to local market conditions. Headway pays mandated costs of employment, including the employer's share of social security taxes, federal and state unemployment taxes, unemployment compensation insurance, general payroll expenses and workers' compensation insurance. Headway offers access to various insurance programs and other benefits, such as vacations, holidays and 401(k) programs to qualified temporary employees and professionals.

     Recruiting. Headway's recruiting process is influenced by its clients' changing demands and recognizes that the competition for quality is high. In order to ensure that Headway attracts high caliber candidates, it maintains ongoing exposure and communication with recruiting sources. Recruiting sources include, newspaper advertisement, internet sourcing, referrals from our employees and clients, and outreach to various educational institutions, community groups, job fairs, and other sources. Every internal and temporary employee is empowered to recruit new temporary workers. Their positive experience with Headway is a motivating factor, as well as a number of special bonuses and incentives that are offered.

     Assessment, Training and Quality Control. Headway's process begins with the applicant completing an application for employment followed by an interview with an experienced recruiter. The interview seeks to determine the level of responsibility the applicant is capable of handling in addition to assessing the motivation, enthusiasm, and energy level of the candidate. Headway uses a variety of job skill evaluating methods. For example, basic software skills are evaluated by the applicant's use of the QWIZ product, a comprehensive office skill evaluation program, helping Headway efficiently screen large numbers of applicants each week in basic word processing, spreadsheet, and business graphics functionality. The QWIZ system analyzes the range and depth of an individual's skill in each area tested. Automated scoring supplies consistent and standard methods of assessing skill levels. Computerized tutorials are generally available for temporary employees who seek to upgrade their typing, data entry, office automation, or word processing skills. Each Hub carefully monitors client satisfaction with the performance of employees provided by Headway to assess and control quality of service.

Operations

     Sales and Marketing. Headway's services are marketed through its network of Hubs whose managers and placement coordinators make regular personal sales visits to clients and prospective clients. Headway emphasizes long-term personal relationships with clients who are developed through regular assessment of client requirements and constant monitoring of temporary staff performance. New clients are obtained through sales calls, consultation meetings with target companies, and client referrals. Headway's management and regional managers participate in national and regional trade associations, local chambers of commerce, and other civic associations. Headway monitors sales, marketing, and recruiting functions to identify opportunities to deliver high value-added quality services. Headway believes that its clients select service providers principally on the basis of quality of service, range of services offered, specialized expertise, and ability to service multiple locations, and Headway is striving to satisfy these criteria in its marketing efforts.

     Hubs. Headway's decentralized operating strategy uses a Hub-Spoke management model in which regional managers manage
Headway's operations in each market. Headway's current hubs are located in New York, California, North Carolina and Texas, with spoke offices in Connecticut, Florida, New Jersey and Virginia. Whitney, Headway's executive search division, has offices in New York, Illinois, Masschusetts, the United Kingdom, Japan, Hong
Kong and Singapore.

     Regional managers operate their Hubs with a significant degree of autonomy and specific areas of accountability to Headway. Headway has developed programs designed to motivate the regional managers and former owners to maximize the growth and profitability of their branches while securing long-term client relationships. Regional managers report directly to corporate management. Operating within the guidelines set by Headway, the regional managers are responsible for pursuing new business opportunities and focusing on sales and marketing, account development and retention, and employee recruitment, development, and retention.

     Management Information Systems. Headway licenses StaffCord software from Concord Technologies. StaffCord is an integrated front/back office operating platform for temporary services and permanent employment agencies. The software runs in a Novell LAN environment throughout most of Headway's branches. In 1998, Headway entered into a licensing agreement with Great Plains Software to install Great Plains Dynamics C/S+, an enterprise-wide client/server based accounting software product. The accounting program became operational in January 2000. In addition, Headway has purchased the underlying code of the Dynamics product and is producing a derivative work for the exclusive use of Headway, pursuant to a special addendum to the licensing agreement. The new product will run on a Microsoft SQL server platform with high-speed data communication being provided through a Frame Relay connection with MCI. Headway maintains a state of the art software development lab in Knoxville, TN staffed with professional programmers and system analysts who support the applications of the firm nationally. Headway believes that its systems are readily expandable and scaleable to support a rapidly growing infrastructure.

Competition

     The staffing industry is intensely competitive and fragmented and has limited barriers to entry. Headway competes for employees and clients in national, regional, and local markets with full-service and specialized temporary staffing service businesses. A significant number of Headway's competitors have greater marketing, financial, and other resources and more established operations than Headway. Price competition in the staffing industry is intense and pricing pressures from competitors and customers are increasing. Many of Headway's clients have relationships with more than one staffing service company. However, in recent years, an increasing number of companies have consolidated their staffing services purchases and entered into exclusive contracts with a single temporary staffing company or small number of temporary staffing companies. If current or potential clients enter into exclusive contracts with competitors of Headway, it will be difficult or impossible for Headway to obtain business from such clients. Headway expects that the level of competition will remain high in the future, which could limit Headway's ability to maintain or increase its market share or maintain or increase gross margins. However, Headway believes that its strategy of becoming a dominant provider in each of its markets will allow it to remain competitive in this environment

     In addition, Headway competes for acquisition candidates with other staffing services companies, and there can be no assurance that Headway will be able to successfully identify suitable acquisition candidates or complete acquisitions.

Regulation

     Generally, Headway's operations are not subject to state or local licensing requirements or other regulations specifically governing the provision of commercial and professional staffing services. There can be no assurance, however, that states in which Headway operates or may operate in the future will not adopt such licensing or other regulations affecting Headway.

     The laws of various states require Headway to maintain workers' compensation and unemployment insurance coverage for its temporary employees. Headway maintains state mandated workers' compensation and unemployment insurance coverage. The extent and type of health insurance benefits that employers are required to provide employees have been the subject of intense scrutiny and debate in recent years at both the national and state levels. Proposals have been made to mandate that employers provide health insurance benefits to staffing employees. In addition, some states could impose sales taxes, or raise sales tax rates, on staffing services. Further increases in such premiums or rates, or the introduction of new regulatory provisions, could substantially raise the costs associated with hiring and employing staffing employees.

Intellectual Property

     Headway maintains a number of trademarks, tradenames, service marks and other intangible rights. Headway believes that it has all rights to trademarks and trade names necessary for the conduct of its business and is not currently aware of any infringing uses or other conditions that would materially and adversely affect its use of proprietary rights.

Acquisition History

     In 1996, Headway acquired Irene Cohen Temps, Inc., Corporate Staffing Alternatives, Inc., Certified Technical Staffing, Inc., and the operating assets of Irene Cohen Personnel, Inc. (collectively the "Irene Cohen Group"), all of which are based in New York City, and the assets of Vogue Personnel Services, Inc., of New York City, which were incorporated into the operations of the Irene Cohen Group.

     In 1997, Headway acquired Advanced Staffing Solutions, Inc., based in Raleigh-Durham, North Carolina; Administrative Sales
Associates Temporaries, Inc., and Administrative Sales
Associates, Inc., both operating in New York City; Quality
OutSourcing, Inc., based in New York; and E.D.R. Associates,
Inc., and Electronic Data Resources, L.L.C., both based in
Windsor, Connecticut.

     In 1998, Headway acquired Cheney Associates and Cheney Consulting Group of Hamden, Connecticut; Shore Resources, Incorporated, of Los Angeles, California; substantially all of the assets of the Southern Virginia offices of Select Staffing Services, Inc., based in McLean, Virginia; Staffing Solutions, Inc., and Intelligent Staffing, Inc., of Miami Lakes, Florida; Phoenix Communication Group, Inc. of N.J., based in Woodbridge, New Jersey; Carlyle Group Ltd. Of and Staffing Alternatives International, Inc. and VSG Consulting, Inc. based in Dallas, Texas.

     In 1999, Headway acquired the Resource Management Division of Nine Rivers Technology Corporation with offices in Raleigh, North Carolina, Boca Raton, Florida, and Dallas, Texas. In addition, we acquired the capital stock of Tyzack Holdings Limited with offices in London and Leeds, United Kingdom.

     The following table sets forth information on our acquisitions from 1996 through 1999.

                                              Date                                 Year
Company                                     Acquired         Location            Founded  Services
Irene Cohen Group                           May 1996       New York City          1977     Temporary,
                                                                                           IT, Contract,
                                                                                           Permanent

Vogue Personnel Services                    Oct. 1996      New York City          1974     Temporary, IT

Advanced Staffing Solutions, Inc.           Mar. 1997      Raleigh-Durham, NC     1965     Temporary,
                                                                                           IT, Contract

Administrative Sales Associates             July 1997      New York City          1976     Temporary, IT,
  Temporaries,  Inc., and                                                                  Permanent
Administrative Sales Associates, Inc.

Quality OutSourcing, Inc.                   Sept. 1997     New York City          1989     Temporary,
                                                                                           Permanent

E.D.R. Associates, Inc. and                 Sept. 1997     Windsor, CT            1984     IT
  Electronic Data Resources, L.L.C.

Cheney Associates and                       Mar. 1998      Hamden, CT             1987     IT
  Cheney Consulting Group

Shore Resources, Incorporated               Mar. 1998      Los Angeles, CA        1976     Temporary, IT,
                                                                                           Permanent

Select Staffing Services, Inc.              Mar. 1998      Southern, VA           1960     Temporary,
                                                                                           Payrolling

Staffing Solutions, Inc., and               June 1998      Southern, FL           1989     Temporary,
  Intelligent Staffing, Inc.                                                               Permanent

Phoenix Communication Group, Inc.           June 1998      Woodbridge, NJ         1987     IT

Carlyle Group, Ltd.                         July 1998      Chicago, IL            1982     Search

Staffing Alternatives International, Inc.   Nov. 1998      Dallas, TX             1995     IT
  and VSG Consulting, Inc.

Resource Management Division of             June 1999      Raleigh, NC            1994     IT
Nine Rivers Technology Corporation                         Boca Raton, FL
                                                           Dallas, TX

Tyzack Holding Limited                      Nov. 1999      London, UK             1959     Search
                                                           Leeds, UK


     Headway's acquisitions and internal business development since May 1996, have resulted in substantial growth. Total revenues in 1999 were $360.7 million as compared to $291.3 million in 1998 and $142.8 million in 1997.

                       Item 2.  Properties

     Headway's corporate headquarters are currently located at 850 Third Avenue, 11th Floor, New York, NY 10022. Headway believes that space at its corporate headquarters will be adequate for its needs.

     Headway leases space for all of its Hub-Centers and does not own any real property. Headway believes that its facilities are adequate for its needs and does not anticipate inordinate difficulty in replacing such facilities or opening additional facilities, if needed.

                   Item 3.  Legal Proceedings

     In the ordinary course of its business, Headway is periodically threatened with or named as a defendant in various lawsuits, including discrimination, harassment, and other similar claims. Headway maintains insurance in such amounts and with such coverage and deductibles as management believes are reasonable.

     In February 1999, a lawsuit was filed in the Superior Court of California alleging breach of contract, interference with prospective business relations, misappropriation of trade secrets and unfair competition. The plaintiffs are competitors of Headway and seek an unspecified amount of monetary damages. Headway believes these claims are unfounded and intends to defend itself vigorously. Headway has filed a motion for summary judgement in its favor on those claims alleging that it interfered with its competitor's customers or engaged in unfair competition regarding customers.

  Item 4.  Submission of Matters to a Vote of Security Holders

     No matter was submitted to a vote of security holders in the fourth quarter of 1999.

                             PART II

   Item 5.  Market for Registrant's Common Equity and Related
                       Stockholder Matters

     Since September 4, 1998, Headway's Common Stock has traded on the Nasdaq National Market ("NNM") under the symbol "HDWY." Previously, quotations for Headway's Common Stock were reported on the Nasdaq SmallCap Market. Headway received notification from the NNM that its Common Stock would be delisted from the NNM if the minimum bid price for the Common Stock remains below $5.00 per share. Headway has appealed this determination and a hearing on the matter has been scheduled for April 6, 2000. Headway can not predict at this time whether it will be able to maintain its listing on the NNM. It has filed an application for listing its Common Stock on the Nasdaq SmallCap Market in the event of an adverse determination.

     The following table sets forth, (i) the high and low closing sale prices for the Common Stock as reported on the Nasdaq National Market for the last calendar quarter of 1998 and all of 1999, and (ii) the high and low bid prices for the Common Stock for all prior periods listed, which are based on inter-dealer bid prices without markup, markdown, commissions, or adjustments, and may not represent actual transactions.

Calendar Quarter Ended              High ($)         Low ($)

March 31, 1998                      8.875           4.125
June 30, 1998                      12.750           7.375
September 30, 1998                 11.875           4.313
December 31, 1998                   7.000           4.250

March 31, 1999                      6.063           3.625
June 30, 1999                       5.375           3.938
September 30, 1999                  6.500           4.500
December 31, 1999                   5.125           3.188

     In March 1998, Headway completed a financing consisting of a $75.0 million senior credit facility, $20.0 million of Series F Convertible Preferred Stock and $10.0 million of senior subordinated debt. Headway used a portion of the new financing to pay down existing debt obligations and a portion to finance the acquisitions completed in 1999 and 1998. The balance of the financing will be used for future acquisitions and for general working capital. NationsBank N.A. acted as agent for the senior credit facility. NationsBanc Montgomery Securities, LLC, acted as placement agent for the Series F Convertible Preferred Stock and senior subordinated notes. All of the securities were offered and sold under the exemption from registration set forth in Section 4(2) of the Securities Act of 1933. In June 1999 the senior credit facility was increased to $100.0 million on substantially the same terms as the original facility.

     Headway has authorized and outstanding 1,000 shares of Series F Convertible Preferred Stock ("Series F Stock"). The
Series F Stock is convertible to Common Stock of Headway on the basis of the liquidation preference of the Series F Stock at a conversion price of $5.58 per share. The Series F Stock is senior to the Common Stock with respect to payment of dividends and distributions in liquidation. Holders of the Series F Stock are entitled to receive dividends payable quarterly equal to 5.5% (increasing to 7.5% on March 19, 2000) of the liquidation preference value of the Series F Stock, which is $20,000 per share or a total of $20.0 million. No dividends or distributions may be made with respect to the Common Stock unless all dividend payments on the Series F Stock are current. Holders of Headway's Series F Convertible Preferred Stock have the right to elect one member of the Board of Directors, elect one-third of the Board of Directors so long as a default in dividend payments exists and is continuing, and approve certain corporate transactions and activities, including, acquisitions in excess of specified limits, sales of substantial assets or subsidiaries, implementing additional debt facilities in excess of specified limits, sales of Company securities in certain circumstances, amending Headway's charter documents, effecting or permitting a sale of Headway, issuing stock options and similar incentive arrangements involving Headway's securities, and other matters. The existence of these rights could inhibit the ability of Headway to effect or participate in transactions acceptable to Headway but not the holders of the Series F Convertible Preferred Stock, or the ability of stockholders to participate in a transaction in which they might otherwise receive a premium for their shares over the then-current market price.

      Since its inception, no dividends have been paid on Headway's Common Stock. Headway intends to retain any earnings for use in its business activities, so it is not expected that any dividends on the Common Stock will be declared and paid in the foreseeable future.

     As of March 23, 2000, Headway had approximately 245 stockholders of record.

                Item 6.  Selected Financial Data

     The selected consolidated financial data set forth below as of and for the years ended December 31, 1999, 1998, 1997, 1996, and 1995, were derived from audited consolidated financial statements of Headway.


Statement of Income Data
In Thousands, Except Per Share Data

                                                                      For Year Ended December 31
                                                                      --------------------------
                                                         1995        1996        1997        1998        1999
                                                         ----        ----        ----        ----        ----
Revenues                                              $  10,996   $  53,389   $ 142,842   $ 291,303   $ 360,742
Direct expenses                                               -      29,703     104,396     224,993     274,360

General and administrative expenses                       9,364      19,535      29,588      48,638      65,678
Termination of employment contract                            -           -           -           -       2,329
Depreciation and amortization                               226         514       1,453       2,952       4,411
Total operating expenses                                  9,590      20,049      31,041      51,590      70,089

Operating income from continuing operations               1,406       3,637       7,405      14,720      16,293

Other (income) expenses:
  Interest expenses                                          65       1,088       2,662       4,515       6,331
  Interest income                                           (60)        (91)       (104)       (152)       (122)
  (Gain) on sale of investment                                -           -      (4,272)       (901)          -
  Other expenses, net                                         -         (51)       (750)          -           -
                                                              5         946      (2,464)      3,462       6,209
Income from continuing operations before income
  tax expense                                             1,401       2,691       9,869      11,258      10,084

Income tax expense                                          696         945       4,064       4,639       4,299

Income from continuing operations                           705       1,746       5,805       6,619       5,785

(Loss) from discontinued operations                      (1,800)       (564)     (2,999)          -           -

Net (loss) income before extraordinary item              (1,085)      1,182       2,806       6,619       5,785

Extraordinary (loss)                                          -           -           -      (1,557)          -

Net income (loss)                                        (1,085)      1,182       2,806       5,062       5,785

Deemed dividend on preferred stock                            -      (1,470)          -           -           -
Preferred dividend requirements                             (56)       (276)       (137)       (866)     (1,100)
Net income (loss) available for common stockholders   $  (1,141)  $    (564)  $   2,669   $   4,169   $   4,685

Basic earnings (loss) per common share:
  Continuing operations                               $    0.14   $       -   $    0.79   $    0.58   $    0.46
  Discontinued operations                                 (0.39)      (0.11)      (0.42)          -           -
  Extraordinary item                                          -           -           -       (0.15)          -
  Net income (loss)                                   $   (0.25)  $   (0.11)  $    0.37   $    0.43   $    0.46

Diluted earnings (loss) per common share:
  Continuing operations                               $    0.10   $       -   $    0.58   $    0.47   $    0.40
  Discontinued operations                                 (0.35)      (0.11)      (0.30)          -           -
  Extraordinary item                                          -           -           -       (0.11)          -
  Net income (loss)                                   $   (0.25)  $   (0.11)  $    0.28   $    0.36   $    0.40

Average shares outstanding
  Basic                                               4,597,358   4,995,523    7,223,462   9,853,354  10,287,978
  Diluted                                             6,771,032   4,995,523   10,012,198  14,157,012  14,328,754



Balance Sheet Data
In Thousands

                                                               As of December 31
                                                               -----------------
                                              1995        1996        1997        1998        1999
                                              ----        ----        ----        ----        ----
Working capital                            $   1,494   $   1,648   $     450   $  32,139   $  30,566
Total assets                                  12,142      34,669      67,336     126,946     148,419
Long term debt, excluding current portion      1,901       7,250      19,059      60,959      72,750
Stockholders' equity                       $   5,302   $  13,424   $  16,452   $  42,571   $  48,001


   Item 7.  Management's Discussion and Analysis of Financial
                            Condition
                    and Results of Operations

Overview

     Headway, is a leading provider of human resource and staffing services with a specialty in the financial services industry. In 1999, the Headway began a program to diversify its specialization outside of financial services and currently provides services to other industries such as e-commerce, media, entertainment, information technology and telecommunication. In connection with this diversification strategy, Headway acquired Tyzack in late 1999. The financial services industry as broadly defined includes; investment banking firms, banking institutions, insurance companies, credit card service companies, and other finance companies, and extends by association to real estate companies, appraisal firms, law firms, accounting firms, and other service companies that participate in the financial services industry. Headway's history of service in the industry, which began in 1984 with executive search services, enables it to understand the complexity of the products and services offered by the financial services industry, assist the client in identifying the human resources required to support those products and services, and develop industry specific solutions for the human resources needs of the client. The industries that Headway is expanding into are a natural progression for us, as many of these industries are looking to financial services companies to staff senior positions. Headway has established its staffing service business through 18 acquisitions of staffing and professional services companies since 1996. Headway's acquisitions and internal business development over the past three years have resulted in substantial growth. Total revenues in 1999 were $360.7 million as compared to $291.3 million in 1998 and $142.8 million in 1997.

     The human resource management services offered by Headway consist primarily of temporary staffing and value-added services, IT/professional staff services, executive search and permanent placement services, and contract staff administration services. In temporary staffing and value added services, Headway provides employees to clients for periods ranging from one day to several months to satisfy a specific job skill need arising from absenteeism, special projects, fluctuations in the client's volume of business inherent in the business cycle, technology and business system changes, and other causes. The thrust of Headway's marketing approach for its temporary staffing and value added services is "Smart Sizing", which is a human resource management policy of controlling and minimizing the fixed cost of employees by expanding and contracting the client's workforce as needed to meet its specific business needs as they change. The job skills required by clients and offered by Headway consist primarily of "office/clerical" personnel, including, secretaries, office workers, and, administrative staff. Value added services include payroll services and more involved arrangements where Headway assumes some or all of the administrative functions of employment on-site at the client's business, which is commonly referred to as "vendor-on-premises". Headway offers IT/professional staff services in which accountants, computer programmers and technicians, desktop publishing operators, network administrators, and computer graphic specialists are placed on a temporary, contract, or permanent basis. Executive search services focuses on placing middle to upper level management positions and permanent placement involves placement of office/clerical and IT/professional personnel. Headway offers contract staff administration services where it assumes the position of employer for long-term contingent workers used frequently by clients and manages the scheduling of these contingent workers to make them available to service clients' needs.

     Headway's goal is to build a national staffing business focused on providing these services with an emphasis in the financial services industry as well as other identified industries. Headway's strategy for achieving this goal is to make acquisitions, to emphasize programs that generate internal growth and to continue to conduct operations through a decentralized "Hub-Spoke" management model. Headway will seek strategic acquisitions specifically looking for fold-ins to existing hub operations in order to strengthen and add to existing business lines as well as continue the diversification program.

     1999

     In 1999, Headway focused its attention on integration of the acquisitions completed over the past three years, internal growth and improving operating efficiencies as well as beginning a diversification program outside of the financial services industry. Headway slowed down the pace of new acquisitions, completing two during the year. In 1999, Headway experienced internal growth of 10% while achieving record revenues, net income and earnings per share before non-recurring items.

     In March 1999, Headway bought out the employment agreement of the vice chairman and executive vice president of Headway Corporate Staffing Services, a wholly owned subsidiary. In connection with this termination, Headway incurred a non-recurring pre-tax charge of $2.3 million or $1.4 million after tax in the first quarter of 1999. Headway has and expects to realize cost savings in the future as a result of this transaction.

     In June 1999, Headway acquired substantially all of the assets of the Resource Management division of Nine Rivers Technology Corporation, with offices in Florida, Texas and North Carolina. The acquired offices were folded into existing Headway locations in North Carolina, Florida and Texas. The acquired division of Nine Rivers is engaged in the business of offering temporary information technology staffing services.

     In June 1999, Headway expanded its senior credit facility from $90 million to $100 million.

     In November 1999, Headway acquired all of the outstanding capital stock of Tyzack, the oldest established executive search firm in the UK with offices in London and Leeds. While Tyzack performs executive search for financial services companies, it also provides search services in other industries such as; e-commerce, media and entertainment, consumer goods, information technology and telecommunications. The addition of Tyzack is expected to provide Headway with a platform to continue to diversify revenues outside of financial services.

     1998

     In 1998 Headway continued to execute its strategy of becoming a full service provider of human resource management and staffing services. Headway completed seven acquisitions and expanded into four new markets during the year. In 1998, Headway experienced internal growth of 38% while achieving record revenues, net income and earnings per share.

     In March 1998, Headway acquired substantially all of the assets of the Southern Virginia offices of Select Staffing
Services Inc., a provider of temporary services. The offices are located in Richmond, Virginia Beach and Hampton, Virginia.

     In March 1998, Headway acquired substantially all of the assets of Cheney Associates and Cheney Consulting Group of New Haven, Connecticut engaged in the business of offering permanent and temporary information technology staffing services primarily in Connecticut.

     In March 1998, Headway acquired all of the outstanding capital stock of Shore Resources, Incorporated of Los Angeles, California. With offices in Newport Beach and Lake Forest, Shore is engaged in the business of offering temporary and permanent staffing, primarily in Southern California.

     In June 1998, Headway acquired substantially all of the assets of Staffing Solutions, Inc. and Intelligent Staffing, Inc., both Florida corporations (collectively "SSI") in a single transaction. SSI is engaged in the business of providing clerical temporary and permanent staffing principally in Southern Florida.

     In June 1998, Headway acquired substantially all of the assets of Phoenix Communication Group, Inc. of N.J. Phoenix is engaged in the business of offering information technology temporary and permanent staffing services. The principal offices of Phoenix are located in Woodbridge, New Jersey.

     In July 1998, Headway acquired all of the outstanding capital stock of Carlyle Group, Ltd. ("Carlyle"). With principal offices in Chicago, Illinois, Carlyle is an executive search firm specializing in real estate and management consulting search assignments.

     In November 1998, Headway acquired substantially all of the assets of Staffing Alternatives International, Inc. and VSG Consulting, Inc. in a single transaction. The two companies provide information technology staffing services in the Dallas, Texas area.

     During 1998, Headway realized an after tax gain of $595,000 on the sale of its remaining investment in Incepta.

Results of Operations

     Years Ended December 31, 1999 and 1998

     Revenue increased $69.4 million to $360.7 million for the year ended December 31, 1999, from $291.3 million for the year ended December 31, 1998. The increase in revenue for 1999 is attributable to a full year of results from the acquisitions completed during 1998 as well as the results from the two acquisitions completed during 1999. Headway experienced internal growth in 1999 of 10%, as a result of a very strong performance in the executive search business offset by a severe but short-lived decline in the information technology staffing business due to Year 2000 concerns.

     Whitney, the executive search segment contributed $26 million to consolidated revenues in 1999, an increase of $6.2 million from $19.8 million in 1998. This increase is due to the continued strong demand for new hires in the financial services industry, the full year results from Carlyle, and the contribution that Tyzack made since its acquisition in November 1999.

     Total operating expenses increased $67.9 million to $344.4 million for 1999 from $276.6 million for 1998. Of the increase, $49.4 million relates to the increase in direct costs that are the wages, taxes and benefits of work-site employees of the staffing companies. Direct costs decreased as a percentage of revenues to 76.1% in 1999 from 77.2% in 1998. This decrease is the result of increased revenue from the executive search business that has no direct costs. Of the increase in operating expenses, $2.3 million relates to the termination payment made to the former vice chairman and executive vice president of our subsidiary, Headway Corporate Staffing Services. The balance of the increase in operating expenses relates to the increased commissions due to higher revenues and the full year of expenses of the companies acquired in 1998 as well as the partial year expenses of the 1999 acquisitions.

     Whitney's operating expenses increased $3.6 million to $18.9 million for the year ended December 31, 1999 as compared to $15.3 million for the same period last year. The increase relates primarily to the increased commissions related to the higher executive revenues as well as the full year of operating expenses of Carlyle and the two months of expenses for Tyzack.

     Net income from continuing operations before extraordinary item decreased $834,000 to $5.8 million for the year ended December 31, 1999 compared to $6.6 million for the year ended December 31, 1998. Included in the results for 1999 is an after tax charge of $1.4 million related to the termination payment made to the former vice chairman and executive vice president of our subsidiary. Included in the results for 1998 is an after tax gain of $595,000 on the sale of Headway's investment in Incepta. Net income was $5.1 million for the year ended December 31, 1998 after an extraordinary loss after tax of $1.6 million on early retirement of debt.

     Headway's operations were not significantly impacted by inflation during the years ended December 31, 1999 and 1998, and it is not anticipated that inflation will have any significant impact on our results of operations for at least the next year.

     Years Ended December 31, 1998 and 1997

     Revenue increased $148.5 million to $291.3 million for the year ended December 31, 1998, from $142.8 million for the year ended December 31, 1997. The increase in revenue for 1998 is attributable to a full year of results from the acquisitions completed during 1997 as well as the seven acquisitions completed during 1998. In addition, Headway experienced internal growth in 1998 of 38%, as a result of the continued dependence by our customers on the use of contingent workers.

     Whitney contributed $19.8 million to consolidated revenues in 1998, an increase of $2.3 million from $17.5 million in 1997. This increase is due to the continued strong performance in the financial services industry and the related increase in the hiring activities of Whitney's clients, and the contribution that Carlyle made since its acquisition in July 1998. During the fourth quarter however, the financial markets experienced a short-term crisis. This resulted in lower fourth quarter revenues than was expected. The downturn turned out to be short-lived as revenue picked up by the end of the quarter.

     Total operating expenses increased $141.1 million to $276.6 million for 1998 from $135.4 million for 1997. Of the increase, $120.6 million relates to the increase in direct costs that are the wages, taxes and benefits of work-site employees of the staffing companies. Direct costs increased as a percentage of revenues to 77.2% in 1998 from 73.1% in 1997. The increase primarily reflects Headway's changing mix of business. Specifically, the executive search business that has no direct costs was a smaller percentage of our revenues. The balance of the increase in operating expenses relates to the acquisitions of the staffing companies in late 1997 and 1998.

     Whitney's operating expenses increased $744,000 to $15.3
million for the year ended December 31, 1998 as compared to $14.6 million for the same period last year. The increase relates primarily to the operating expenses of Carlyle.

     Net income from continuing operations before extraordinary item increased $814,000 to $6.6 million for the year ended December 31, 1998 compared to net income from continuing operations of $5.8 million for the year ended December 31, 1997. Included in the results for 1998 and 1997 is an after tax gain of $595,000 and $2.8 million respectively on the sale of Headway's investment in Incepta. In addition, the 1997 results include a reversal of a loan reserve of $405,000 after tax. Net income was $5.1 million for the year ended December 31, 1998 after an extraordinary loss after tax of $1.6 million on early retirement of debt. This compares to net income of $2.8 million for 1997, which includes losses after tax from discontinued operations of $3 million.

     Headway's operations were not significantly impacted by inflation during the years ended December 31, 1998 and 1997.

Liquidity and Capital Resources

     Net cash provided by operating activities was $7.7 million in 1999. This is primarily due to net income of $5.8 million and depreciation and amortization expenses of $4.8 million offset by an increase in accounts receivable of $4.6 million attributable to the higher level of revenue in 1999. In 1998 cash provided by operating activities of $124,000 was primarily the result of net income and depreciation and amortization expenses offset by an increase in accounts receivable due to new acquisitions and internal growth.

     Total cash used in investing activities of $19 million in 1999 and $42.7 million in 1998 was primarily the result of the acquisitions completed during 1999, 1998 and prior years, and purchases of property and equipment. The 1998 cash used in investing activities was partially offset by the proceeds of the sale of Headway's investment in Incepta Group PLC.

     Total cash generated from financing activities was $9.0 million for 1999, compared to $44.3 million generated from financing activities in fiscal 1998. Cash from financing activities in 1999 was due to increases in borrowings on Headway's senior credit facility and proceeds from the exercise of stock options offset in part by purchases of treasury stock and preferred stock dividends paid. Cash from financing activities in 1998 was primarily related to the net proceeds from the financing completed in March 1998.

     In September 1998, Headway announced that its Board of
Directors had authorized a stock repurchase program of up to 1.0 million shares. In 1999, Headway spent $2.9 million to repurchase approximately 612,900 shares. In 1998, Headway spent
$290,000 to repurchase approximately 57,200 shares.

     In March 1998, Headway completed a financing for $105 million a portion of which was used to refinance existing debt, for acquisitions completed during 1998 and for general working capital. This was subsequently increased to $130 million. At December 31, 1999, Headway had approximately $35.9 million available under its senior credit facility.

     At December 31, 1999 Headway had working capital of $30.6 million compared to working capital of $32.1 million at December 31, 1998. Estimated cash earnout payments to be made in 2000 are $9 million of which $3.9 million was earned in 1999 and is included in current liabilities at December 31, 1999. Management estimates that cash flow from operations in 1999 as well as the availability under the existing credit facility will be sufficient for meeting payment obligations and working capital needs as they arise.

Recently Issued Accounting Pronouncements

     In June 1998, the FASB issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, which is required to be adopted in years beginning after June 15, 1999. In June 1999, the FASB issued Statement No. 137, which delayed the adoption date by one year to June 15, 2000. The

Statement permits early adoption as of the beginning of any fiscal quarter after its issuance. Headway expects to adopt the new Statement effective January 1, 2001. The Statement will require Headway to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If a derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivative will either be offset against the change in fair value of the hedged asset, liability, or firm commitment through earnings, or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. Headway does not anticipate that the adoption of this Statement will have a significant effect on its results of operations or financial position.

Impact of Year 2000

     In prior years, Headway discussed the nature of its plans related to Year 2000 compliance. As a result of those planning efforts, Headway experienced no significant disruptions in mission critical information technology and non-information technology systems and believes those systems successfully responded the Year 2000 date change. The costs associated with Year 2000 compliance was nominal. Headway is not aware of any material problems resulting from Year 2000 issues with its internal systems or the services of third parties. Headway will continue to monitor its mission critical computer applications and those of its supplier and vendors throughout the year to ensure that any latent Year 2000 matters that may arise are addressed properly.

Forward-Looking Statements

     The Private Securities Litigation Reform Act of 1985 provides a safe harbor for forward-looking statements made by Headway. All statements, other than statements of historical fact, which address activities, actions, goals, prospects, or new developments that Headway expects or anticipates will or may occur in the future, including such things as expansion and growth of Headway's operations and other such matters are forward-looking statements. Any one or a combination of factors could materially affect Headway's operations and financial condition. These factors include competitive pressures, the availability of new acquisitions on terms acceptable to Headway, changes in the performance of the financial services industry or the economy, legal and regulatory initiates affecting temporary employment, and conditions in the capital markets. Forward-looking statements made by Headway are based on knowledge of its business and the environment in which it operates as of the date of this report. Because of the factors listed above, as well as other factors beyond its control, actual results may differ from those in the forward-looking statement

 Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

     Headway is exposed to changes in interest rates primarily from its long-term debt arrangements. Under its current policies, Headway uses interest rate derivative instruments to manage exposure to interest rate changes. As of December 31, 1999, Headway had two interest rate exchange agreements converting $40 million of variable rate borrowings under the senior credit agreement to a fixed rate of 7.2% per annum plus the applicable margin, expiring in 2000.

     Headway is exposed to credit loss in the event of nonperformance by the counterparty, a large financial institution. However, Headway does not anticipate nonperformance by the counterparty.

      Item 8.  Financial Statements and Supplementary Data

     The consolidated financial statements and supplementary data of Headway appear at the end of this report beginning with the Index to Consolidated Financial Statements on page F-1.

    Item 9.  Changes In and Disagreements With Accountants on
               Accounting and Financial Disclosure

     There were no changes in or disagreements with Headway's independent auditors during the preceding two calendar years.

                            PART III

     The information required by each of the Items listed below is incorporated herein by reference to the definitive proxy statement of Headway for the 2000 annual meeting of stockholders, which Headway proposes to file with the Securities and Exchange Commission on or before April 29, 2000:

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

Reports on Form 8-K

     No reports on Form 8-K were filed by Headway during the last calendar quarter of 1999.

Exhibits

     Copies of the following documents are included as exhibits to this report pursuant to Item 601 of Regulation S-K.

Exhibit     SEC Ref.     Title of Document                    Location
  No.         No.
1           (3)(I)       Certificate of Incorporation (2)     1996 Fm10-K
                                                              Ex. No. 1

2           (3)(ii)      By-Laws (2)                          1996 Fm10-K
                                                              Ex. No. 2

3           (3)(ii)      By-Law Amendments (1)                Apr/Fm8-K
                                                              Ex. No. 5

4           (4)          Series F Preferred Stock             Apr/Fm8-K
                           Designation (1)                    Ex. No. 4

5           (4)          Securities Purchase Agreement        Apr/Fm8-K
                           dated March 19, 1998 (1)           Ex. No. 6

6           (4)          Registration Rights Agreement        Apr/Fm8-K
                           dated March 19, 1998 (1)           Ex. No. 7

7           (4)          Indenture dated March 19, 1998 (1)   Apr/Fm8-K
                                                              Ex. No. 8

8           (4)          Form of Senior Subordinated Note (1) Apr/Fm8-K
                                                              Ex. No. 9

9           (4)          Guaranty Agreement dated March       Apr/Fm8-K
                           19, 1998 (1)                       Ex. No. 10

10          (4)          Credit Agreement dated March 19,     Apr/Fm8-K
                           1998 including Exhibit A -         Ex. No. 11
                           Commitment Percentage, and
                           Exhibit F - Form of
                           Revolving Note (1)

11          (4)          Guaranty Agreement dated March 19,   Apr/Fm8-K
                           1998 (1)                           Ex. No. 12

12          (4)          Security Agreement dated March 19,   Apr/Fm8-K
                           1998 (1)                           Ex. No. 13

13          (4)          Pledge Agreement dated March 19,     Apr/Fm8-K
                           1998 (1)                           Ex. No. 14

14          (4)          LC Account Agreement dated           Apr/Fm8-K
                           March 19, 1998 (1)                 Ex. No. 15

15          (4)          Intellectual Property Security       Apr/Fm8-K
                           Agreement dated March 19,          Ex. No. 16
                           1998 (1)

16          (21)         Subsidiaries of Headway              This Filing
                                                              Page E-1

17          (23)         Consent of Ernst & Young LLP         This Filing
                                                              Page E-2

18          (27)         Financial Data Schedule                 (3)
--------------------------
(1) These exhibit are included in Headway's current report on Form 8-K, dated March 19, 1998, and filed with the Commission on April 3, 1998, and is incorporated herein by this reference. The reference under the column "Location" is to the exhibit number in the report on Form 8-K.

(2) These exhibits are included in Headway's annual report on Form 10-KSB, for the fiscal year ended December 31, 1996, and filed with the Securities and Exchange Commission on March 27, 1997, and are incorporated herein by this reference. The reference under the column "Location" is to the exhibit number in the report on Form 10-KSB.

(3)  The Financial Data Schedule for the year ended December 31,
1999, is presented only in the electronic filing with the Securities and Exchange Commission.

                           Signatures

     Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   Headway Corporate Resources, Inc.

Date:  March 24, 2000              By: /s/ Barry S. Roseman, President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Dated: March 24, 2000              /s/ Gary S. Goldstein, Principal Executive
                                       Officer and Director

Dated: March 24, 2000              /s/ Barry S. Roseman Principal Financial
                                       and Accounting Officer and Director

Dated: March 24, 2000              /s/ G. Chris Andersen, Director

Dated: March ___, 2000             _________________________________________
                                   E. Garrett Bewkes, III, Director

Dated: March 24, 2000              /s/ Bruce R. Ellig, Director

Dated: March 20, 2000              /s/ Ehud D. Laska, Director

Dated: March 20, 2000              /s/ Richard B. Salomon, Director

              Form 10-K Item 14 (a) (1) and (2)

     Headway Corporate Resources, Inc. and Subsidiaries




    List of Financial Statements and Financial Statement
                          Schedules

The  following consolidated financial statements of  Headway
Corporate  Resources, Inc. and Subsidiaries are included  in
Item 8:

Report of Independent Auditors                                          F-2

Consolidated Balance Sheets as of December 31, 1999 and 1998            F-3
Consolidated Statements of Income for the years ended
  December 31, 1999, 1998 and 1997                                      F-4
Consolidated Statements of Stockholders' Equity
  for the years ended December 31, 1999, 1998 and 1997                  F-5
Consolidated Statements of Cash Flows for the years ended
  December 1999, 1998 and 1997                                          F-8
Notes to Consolidated Financial Statements                              F-9


The following consolidated financial statement schedule of Headway Corporate Resources, Inc. and Subsidiaries is included in Item 14 (a) (2):

Schedule II - Valuation and Qualifying Accounts                        F-29

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

               Report of Independent Auditors

To the Board of Directors and Stockholders
Headway Corporate Resources, Inc.

We have audited the accompanying consolidated balance sheets of Headway Corporate Resources, Inc. and Subsidiaries (the "Company") as of December 31, 1999 and 1998, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1999. Our audits also included the financial statement schedule listed in the Index at Item 14 (a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Headway Corporate Resources, Inc. and Subsidiaries at December 31, 1999 and 1998, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1999 in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.



                                           ERNST & YOUNG LLP


New York, New York
February 21, 2000

     Headway Corporate Resources, Inc. and Subsidiaries

                 Consolidated Balance Sheets
                   (Dollars in Thousands)

                                                                               December 31
                                                                            1999        1998
                                                                         ---------------------
Assets
Current assets:
  Cash and cash equivalents                                              $   1,867   $   4,157
  Accounts receivable, trade, net of allowance for doubtful accounts of     53,555      47,017
    $958 (1999) and $593 (1998)
  Prepaid expenses and other current assets                                    990         954
  Prepaid income taxes                                                           -       1,217
                                                                         ---------------------
Total current assets                                                        56,412      53,345

Property and equipment, net                                                  5,601       4,566
Intangibles, net of accumulated amortization of $6,908 (1999)               83,872      66,388
  and $3,628 (1998)
Deferred financing costs                                                     1,546       1,757
Other assets                                                                   988         890
                                                                         ---------------------
Total assets                                                             $ 148,419   $ 126,946
                                                                         _____________________
                                                                         ---------------------
Liabilities and stockholders' equity
Current liabilities:
  Accounts payable                                                       $   2,389   $   2,190
  Accrued expenses                                                           3,215       2,969
  Accrued payroll                                                           14,241      13,492
  Capital lease obligations, current portion                                   435         416
  Long-term debt, current portion                                              152         150
  Income taxes payable                                                         533           -
  Earnout payable                                                            3,861       1,989
  Other liabilities                                                          1,020           -
                                                                         ---------------------
Total current liabilities                                                   25,846      21,206

Capital lease obligations, less current portion                                523         755
Long-term debt, less current portion                                        72,750      60,959
Deferred rent                                                                1,246       1,251
Deferred income taxes                                                           53         204

Commitments and contingencies

Stockholder's equity:
  Preferred stock-$.0001 par value, 5,000,000 shares authorized:
    Series F, convertible preferred stock-$.0001 par value, 1,000 shares authorized, 1,000 shares issued and outstanding at December 31, 1999
    and 1998, respectively (aggregate liquidation value $20,000)            20,000      20,000
  Common stock-$.0001 par value, 20,000,000 shares authorized,
    11,372,561 shares and 10,702,461 shares issued and outstanding, respectively, at December 31, 1999; 10,419,220 shares and
    10,362,020 shares issued and outstanding, respectively, at
    December 31, 1998                                                            1           1
  Additional paid-in capital                                                19,820      15,779
  Treasury stock, at cost                                                   (3,191)       (290)
  Note receivable                                                             (126)       (172)
  Deferred compensation                                                       (440)          -
  Retained earnings                                                         11,929       7,244
  Other comprehensive income                                                     8           9
                                                                         ---------------------
Total stockholders' equity                                                  48,001      42,571
                                                                         ---------------------
Total liabilities and stockholders' equity                               $ 148,419   $ 126,946
                                                                         _____________________
                                                                         ---------------------


See accompanying notes.

     Headway Corporate Resources, Inc. and Subsidiaries

              Consolidated Statements of Income
                   (Dollars in Thousands)

                                                                    Year ended December 31
                                                                 1999         1998        1997
                                                              ----------------------------------
Revenues                                                      $ 360,742    $ 291,303   $ 142,842
Operating expenses:
  Direct costs                                                  274,360      224,993     104,396
  Selling, general and administrative                            63,349       48,638      29,588
  Termination of employment contract                              2,329            -           -
  Depreciation and amortization                                   4,411        2,952       1,453
                                                              ----------------------------------
                                                                344,449      276,583     135,437
                                                              ----------------------------------
Operating income from continuing operations                      16,293       14,720       7,405

Other (income) expenses:
  Interest expense                                                6,331        4,515       2,662
  Interest income                                                  (122)        (152)       (104)
  Gain on sale of investment                                          -         (901)     (4,272)
  Other income, net                                                   -            -        (750)
                                                              ----------------------------------
                                                                  6,209        3,462      (2,464)
                                                              ----------------------------------
Income from continuing operations before income tax expense      10,084       11,258       9,869

Income tax expense                                                4,299        4,639       4,064
Income from continuing operations                                 5,785        6,619       5,805

Discontinued operations:
  Loss from operations of discontinued segment
    (net of income tax benefit of $95)                                -            -        (301)
  Loss on disposal of segment (net of income tax
    benefit of $117)                                                  -            -      (2,698)
                                                              ----------------------------------
Loss from discontinued operations                                     -            -      (2,999)
                                                              ----------------------------------
Net income before extraordinary item                              5,785        6,619       2,806
Extraordinary loss on early extinguishment of debt
  (net of income tax benefit of $1,141)                               -       (1,557)          -
                                                              ----------------------------------
Net income                                                        5,785        5,062       2,806

Preferred dividend requirements                                  (1,100)        (866)       (137)
                                                              ----------------------------------
Net income available for common stockholders                  $   4,685    $   4,196   $   2,669
                                                              __________________________________
                                                              ----------------------------------
Basic earnings (loss) per common share:
  Continuing operations                                       $     .46    $     .58   $     .79
  Discontinued operations                                             -            -        (.42)
  Extraordinary item                                                  -         (.15)          -
                                                              ----------------------------------
  Net income                                                  $     .46    $     .43   $     .37
                                                              __________________________________
                                                              ----------------------------------

Diluted earnings (loss) per common share:
  Continuing operations                                       $     .40    $     .47   $     .58
  Discontinued operations                                             -            -        (.30)
  Extraordinary item                                                  -         (.11)          -
                                                              ----------------------------------
  Net income                                                  $     .40    $     .36   $     .28
                                                              __________________________________
                                                              ----------------------------------

See accompanying notes.

      Headway Corporate Resources, Inc. and Subsidiaries

       Consolidated Statements of Stockholders' Equity
          (Dollars in Thousands, except share data)

                                    Series A, B, C and D       Series F
                                        Convertible           Convertible
                                      Preferred Stock        Preferred Stock         Common Stock
                                      -----------------     ------------------   ------------------
                                      Shares   Amount       Shares     Amount     Shares     Amount
                                      -------------------------------------------------------------
Balance at December 31, 1996          9,700   $   5,050         -    $       -   6,301,448   $   1
  Conversion of preferred stock      (9,124)     (4,650)        -            -   2,565,775       -
  Retirement of treasury stock            -           -         -            -     (83,462)      -
  Repayment of notes receivable           -           -         -            -           -       -
  Issuance of stock for acquisition       -           -         -            -     121,066       -
  Exercise of options and warrants        -           -         -            -       2,283       -
  Fair value of warrants issued           -           -         -            -           -       -
  Preferred stock dividends               -           -         -            -           -       -
  Translation adjustments                 -           -         -            -           -       -
  Net income                              -           -         -            -           -       -
  Comprehensive income                    -           -         -            -           -       -
                                      ------------------------------------------------------------
Balance at December 31, 1997            576         400         -            -   8,907,110       1
  Issuance of preferred stock             -           -     1,000       20,000           -       -
  Conversion of preferred stock        (576)       (400)        -            -     114,540       -
  Repayment of notes receivable           -           -         -            -           -       -
  Issuance of stock for acquisitions      -           -         -            -     175,488       -
  Exercise of options and warrants        -           -         -            -   1,222,082       -
  Preferred stock dividends               -           -         -            -           -       -
  Treasury stock                          -           -         -            -           -       -
  Translation adjustment                  -           -         -            -           -       -
  Net income                              -           -         -            -           -       -
  Comprehensive income                    -           -         -            -           -       -
                                      ----------------------------------------------------
Balance at December 31, 1998              -           -     1,000       20,000  10,419,220       1
  Repayment of notes receivable           -           -         -            -           -       -
  Issuance of stock for acquisitions      -           -         -            -     425,110       -
  Exercise of options                     -           -         -            -     403,231       -
  Issuance of common stock to an
    officer for services                  -           -         -            -     125,000       -
  Amortization of stock-based
    compensation                          -           -         -            -           -       -
  Preferred stock dividends               -           -         -            -           -       -
  Treasury stock                          -           -         -            -           -       -
  Translation adjustment                  -           -         -            -           -       -
  Net income                              -           -         -            -           -       -
  Comprehensive income                    -           -         -            -           -       -
                                      ------------------------------------------------------------
Balance at December 31, 1999              -   $       -     1,000    $  20,000  11,372,561   $   1
                                      ____________________________________________________________
                                      ------------------------------------------------------------

See accompanying notes.

     Headway Corporate Resources, Inc. and Subsidiaries

       Consolidated Statements of Stockholders' Equity
          (Dollars in Thousands, except share data)

                                     Additional
                                      Paid-in      Treasury Stock         Notes       Deferred
                                      -------------------------------
                                      Capital    Shares      Amount     Receivable  Compensation
Balance at December 31, 1996          $  8,371         -    $       -    $ (457)       $   -
  Conversion of preferred stock          4,799         -            -         -            -
  Retirement of treasury stock            (438)        -            -         -            -
  Repayment of notes receivable              -         -            -       172            -
  Issuance of stock for acquisition        500         -            -         -            -
  Exercise of options and warrants           5         -            -         -            -
  Fair value of warrants issued             10         -            -         -            -
  Preferred stock dividends                  -         -            -         -            -
  Translation adjustments                    -         -            -         -            -
  Net income                                 -         -            -         -            -
  Comprehensive income                       -         -            -         -            -
                                      ------------------------------------------------------
Balance at December 31, 1997            13,247         -             -     (285)           -
  Issuance of preferred stock           (1,367)        -             -        -            -
  Conversion of preferred stock            400         -             -        -            -
  Repayment of notes receivable              -         -             -      113            -
  Issuance of stock for acquisitions     1,233         -             -        -            -
  Exercise of options and warrants       2,266         -             -        -            -
  Preferred stock dividends                  -         -             -        -            -
  Treasury stock                             -   (57,200)         (290)       -            -
  Translation adjustment                     -         -             -        -            -
  Net income                                 -         -             -        -            -
  Comprehensive income                       -         -             -        -            -
                                      ------------------------------------------------------
Balance at December 31, 1998            15,779   (57,200)         (290)    (172)           -
  Repayment of notes receivable              -         -             -       46            -
  Issuance of stock for acquisitions     1,969         -             -        -            -
  Exercise of options                    1,597         -             -        -            -
  Issuance of common stock to an
    officer for services                   475         -             -        -         (475)
  Amortization of stock-based
    compensation                             -         -             -        -           35
  Preferred stock dividends                  -         -             -        -            -
  Treasury stock                             -  (612,900)       (2,901)       -            -
  Translation adjustment                     -         -             -        -            -
  Net income                                 -         -             -        -            -
  Comprehensive income                       -         -             -        -            -
                                      ------------------------------------------------------
Balance at December 31, 1999          $ 19,820  (670,100)   $   (3,191)  $ (126)       $(440)
                                      ______________________________________________________
                                      ------------------------------------------------------
See accompanying notes.


     Headway Corporate Resources, Inc. and Subsidiaries

 Consolidated Statements of Stockholders' Equity (continued)
                   (Dollars in Thousands)



                                                    Other          Total
                                     Retained   Comprehensive   Stockholders'
                                      Earning      Income          Equity

Balance at December 31, 1996         $    379       $  80         $ 13,424
  Conversion of preferred stock             -           -              149
  Retirement of treasury stock              -           -             (438)
  Repayment of notes receivable             -           -              172
  Issuance of stock for acquisition         -           -              500
  Exercise of options and warrants          -           -                5
  Fair value of warrants issued             -           -               10
  Preferred stock dividends              (137)          -             (137)
  Translation adjustments                   -         (39)             (39)
  Net income                            2,806           -            2,806
  Comprehensive income                      -           -            2,767
                                     -------------------------------------
Balance at December 31, 1997            3,048          41           16,452
  Issuance of preferred stock               -           -           18,633
  Conversion of preferred stock             -           -                -
  Repayment of notes receivable             -           -              113
  Issuance of stock for acquisitions        -           -            1,233
  Exercise of options and warrants          -           -            2,266
  Preferred stock dividends              (866)          -             (866)
  Treasury stock                            -           -             (290)
  Translation adjustment                    -         (32)             (32)
  Net income                            5,062           -            5,062
  Comprehensive income                      -           -            5,030
                                     -------------------------------------
Balance at December 31, 1998            7,244           9           42,571
  Repayment of notes receivable             -           -               46
  Issuance of stock for acquisitions        -           -            1,969
  Exercise of options                       -           -            1,597
  Issuance of common stock to an
    officer for services                    -           -                -
  Amortization of stock-based
    compensation                            -           -               35
  Preferred stock dividends            (1,100)          -           (1,100)
  Treasury stock                            -           -           (2,901)
  Translation adjustment                    -          (1)              (1)
  Net income                            5,785           -            5,785
  Comprehensive income                      -           -            5,784
                                     -------------------------------------
Balance at December 31, 1999         $ 11,929       $   8         $ 48,001
                                     _____________________________________
                                     -------------------------------------
See accompanying notes.


     Headway Corporate Resources, Inc. and Subsidiaries

            Consolidated Statements of Cash Flows

                   (Dollars in Thousands)

                                         Year ended December
                                                31
                                         1999   1998   1997

Operating activities
Net income                                                            $  5,785  $  5,062  $  2,806
Adjustments to reconcile net income to net cash provided by (used in)
 operating activities:
  Gain on sale of investment                                                 -      (901)   (4,272)
  Loss on disposal of segment                                                -         -     2,698
  Depreciation and amortization, including deferred financing costs      4,798     3,354     2,253
  Amortization of deferred compensation                                     35         -         -
  Provision for bad debt                                                   504       427       249
  Deferred income taxes                                                    513       379       475
  Loss on early extinguishment of debt                                       -     1,557         -
Changes in assets and liabilities, net of effects of acquisitions:
  Accounts receivable                                                   (4,584)  (13,853)  (14,720)
  Prepaid expenses and other current assets                                (36)     (548)       54
  Other assets                                                             (98)     (148)      264
  Accounts payable and accrued expenses                                   (425)      752     1,211
  Accrued payroll                                                          749     4,657     4,222
  Income taxes payable                                                     500      (718)     (568)
  Deferred rent                                                             (5)      104         -
  Changes in working capital related to discontinued operations              -         -      (480)
                                                                      ----------------------------
Net cash provided by (used in) operating activities                      7,736       124    (5,808)
                                                                      ----------------------------
Investing activities
Expenditures for property and equipment                                 (1,919)   (1,759)     (695)
Repayment from notes receivable                                             46       113       172
Advances to related parties                                                  -       638         -
Proceeds from sale of investment                                             -     3,178     4,363
Cash paid for acquisitions                                             (17,164)  (44,863)  (16,512)
Other assets                                                                 -         -       (42)
                                                                      ----------------------------
Net cash used in investing activities                                  (19,037)  (42,693)  (12,714)

Financing activities
Net change in revolving credit line                                     11,950   (13,404)    9,554
Proceeds from long-term debt                                                 -    60,800    14,352
Repayment of long-term debt                                               (157)  (20,605)   (2,641)
Payment of capital lease obligations                                      (213)     (246)     (136)
Payments of loan acquisition fees                                         (176)   (2,003)   (1,051)
Sale of preferred stock, net                                                 -    18,633         -
Proceeds from exercise of options                                        1,597     2,266         -
Purchase of treasury stock                                              (2,901)     (290)        -
Cash dividends paid                                                     (1,100)     (866)      (53)
                                                                      ----------------------------
Net cash provided by financing activities                                9,000    44,285    20,025
Effect of exchange rate changes on cash and cash equivalents                11       (31)      (39)
                                                                      ----------------------------
(Decrease) increase in cash and cash equivalents                        (2,290)    1,685     1,464
Cash and cash equivalents at beginning of year                           4,157     2,472     1,008
                                                                      ----------------------------
Cash and cash equivalents at end of year                              $  1,867  $  4,157  $  2,472
                                                                      ____________________________
                                                                      ----------------------------
Supplemental disclosure of cash flow information
Cash paid during the year for:
  Interest                                                            $  5,901  $  3,736  $  2,016
  Income taxes                                                        $  3,176  $  5,129  $  2,870

Supplemental disclosure of noncash investing and financing activities
In December 1997, an officer sold 83,462 shares of common stock valued at $438,000 to the Company which was used to reduce amounts due to the Company from this individual.

In  July  1999,  the Company issued common stock  valued  at
$475,000  for services. In 1999, 1998 and 1997, the  Company issued  425,110, 175,488 and 121,066 shares  of  its  common
stock   valued  at  $1,969,000,  $1,233,000  and   $500,000,
respectively, for acquisitions.

In 1999 and 1998, the Company purchased property and equipment under capital leases amounting to approximately
$198,000 and $900,000, respectively.

See accompanying notes.


     Headway Corporate Resources, Inc. and Subsidiaries

         Notes to Consolidated Financial Statements

                      December 31, 1999


1. Organization

Headway  Corporate  Resources,  Inc.  and  its  wholly-owned subsidiaries  (the  "Company")  provide  strategic  staffing solutions  and  personnel worldwide. Its operations  include
information   technology   staffing,   temporary   staffing,
contract staffing, permanent placement and executive search.
Headquartered  in  New  York, the  Company  has  offices  in
California,   Connecticut,  Florida,   New   Jersey,   North
Carolina,  Virginia, and Texas and executive search  offices in  New York, Illinois, the United Kingdom, Japan, Hong Kong
and Singapore.

In   December   1997,  the  Company  sold  its  wholly-owned
subsidiary,  Furash  &  Company,  Inc.  ("FCI"),  which  was engaged  in  providing  management and  consulting  advisory services.  The  disposal  of FCI  was  accounted  for  as  a discontinued operation.

In 1999, 1998 and 1997, the Company purchased the stock or certain assets of several temporary staffing companies and executive search firms (see Note 6).

2. Summary of Significant Accounting Policies

Principles of Consolidation

The  consolidated financial statements include the  accounts of  Headway  Corporate Resources, Inc. and its  subsidiaries
after   elimination   of  all  intercompany   accounts   and
transactions.

Revenue Recognition

Information  technology  staffing,  temporary  staffing  and contract  staffing revenue is recognized when the  temporary personnel  perform the related services,  and  revenue  from
permanent   placement  services  is  recognized   when   the
placement is employed.

Executive  search  services  are  primarily  engaged  on   a
retainer basis. Income from retainer contracts which provide for  periodic  billings over periods of up to one  year,  is recognized as earned based on the terms of the contract.

Cash Equivalents

Cash equivalents are comprised of certain highly liquid investments with a maturity of three months or less when purchased.


     Headway Corporate Resources, Inc. and Subsidiaries

   Notes to Consolidated Financial Statements (continued)




2. Summary of Significant Accounting Policies (continued)

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

Foreign Currency Translation

Balance sheet accounts of the Company's United Kingdom and Asian subsidiaries are translated using year-end exchange rates. Statement of operations accounts are translated at monthly average exchange rates. The resulting translation adjustment is reported as other comprehensive income in stockholders' equity.

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

   Notes to Consolidated Financial Statements (continued)




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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United
States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Segment Information

The  Company reports segment information in accordance  with
Statement  of  Financial  Accounting  Standards   No.   131,
"Disclosures  about  Segments of an Enterprise  and  Related
Information"  ("Statement 131"). Statement  131  establishes standards  for  the  way  that public  business  enterprises
report   information  about  operating  segments  in  annual
financial  statements  and requires that  those  enterprises report  selected  information about  operating  segments  in interim  financial reports. Statement 131  also  establishes
standards   for  related  disclosures  about  products   and
services,  geographic areas, and major customers  (see  Note
14).


     Headway Corporate Resources, Inc. and Subsidiaries

   Notes to Consolidated Financial Statements (continued)




2. Summary of Significant Accounting Policies (continued)

Stock-Based Compensation

The Company grants stock options for a fixed number of shares to employees with an exercise price equal to the fair value of the shares at the date of grant. The Company accounts for stock option grants in accordance with APB
Opinion  No. 25, "Accounting for Stock Issued to  Employees"
("APB 25") and related interpretations because the Company believes the alternative fair value accounting provided for under FASB Statement No. 123, "Accounting for Stock-Based
Compensation" ("SFAS 123"), requires the use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

Recent Pronouncements

Statement   of  Financial  Accounting  Standard   No.   133,
"Accounting   for   Derivative   Instruments   and   Hedging
Activities", establishes accounting and reporting  standards for derivative instruments, including derivative instruments embedded in other contracts and for hedging activities. This statement  is  effective for all fiscal quarters  of  fiscal years  beginning after June 15, 2000 and is not expected  to
have   a  significant  impact  on  the  Company's  financial
position or results of operations.

3. Property and Equipment

Property and equipment consists of the following:

                                                       December 31
                                                    1999         1998

Leasehold improvements                           $1,425,000    $1,248,000
Furniture and fixtures                            1,692,000     1,537,000
Office and computer equipment                     5,578,000     3,730,000
                                                 ------------------------
                                                  8,695,000     6,515,000
Less accumulated depreciation and amortization    3,094,000     1,949,000
                                                 ------------------------
                                                 $5,601,000    $4,566,000
                                                 ________________________
                                                 ------------------------

     Headway Corporate Resources, Inc. and Subsidiaries

   Notes to Consolidated Financial Statements (continued)




4. Due from Related Parties and Related Party Transactions

In July 1999, the Company granted 125,000 shares of common stock to the Company's Chairman that vests at the earlier of
i) the Company's common stock price reaching a certain level, as defined, or ii) on July 1, 2006. Such shares were valued at $475,000 and are being amortized on a straight-line basis through July 1, 2006.

In December 1997, the Chairman repaid approximately $290,000 of amounts due from him. The remaining $638,000 due from him as of December 31, 1997 was repaid on March 3, 1998.
Accordingly, in 1997, a $750,000 reserve against such receivable previously established in 1992 was reversed, and is included in other income.

In 1998, financial advisory services were provided to the Company by entities in which a director of the Company was a principal. Amounts paid for such services amounted to $147,000 and was related to an acquisition made by the Company.

During the years ended December 31, 1999, 1998 and 1997, the
Company  incurred  fees of approximately $304,000,  $615,000 and $282,000, respectively, for legal services to an entity, whose partner is a member of the Board of Directors.

5. Long-Term Debt and Credit Facilities

Under  the terms of a credit agreement entered into  in  May
1996,  the  Company obtained a revolving line of  credit  of
$6,000,000  and  a  term  loan  of  $9,000,000.   In   1997,
amendments  were made to the credit agreement  resulting  in three  term  loans  with principal balances  of  $7,675,000,
$7,360,000  and $5,425,000 as of December 31,  1997  and  an
increase  in  the  Company's revolving  line  of  credit  to
$17,000,000.  In  1998,  the  Company  retired  the  balance outstanding under the credit facility with the proceeds of a new financing (see below) and incurred an extraordinary loss
on   the  early  retirement  of  this  credit  facility   of
$1,557,000.

In  March  1998, the Company completed a financing  totaling
$105,000,000  consisting  of  a  $75,000,000  senior  credit facility,  $10,000,000  of senior  subordinated  notes,  and
$20,000,000  of  Series F Convertible Preferred  Stock  (see
Note  7).  In  October 1998, the senior credit facility  was
increased   to  $90,000,000  and,  in  June  1999,   further
increased to $100,000,000.


     Headway Corporate Resources, Inc. and Subsidiaries

   Notes to Consolidated Financial Statements (continued)




5. Long-Term Debt and Credit Facilities (continued)

The  amount  that  can be borrowed under the  senior  credit facility  is  reduced to $95,000,000 in March  2001  and  to
$85,000,000 in March 2002. This credit facility  expires  in
2003  and  bears  interest at varying rates based  on  LIBOR ranging from 6.90% to 8.49% per annum at December 31,  1999.
The   Company  incurred  expenses  in  connection  with  the
issuance  of  the  senior credit facility  of  approximately
$1,410,000, which have been deferred and are being amortized over the five year term of the senior credit facility. As of
December  31,  1999, $62,750,000 was outstanding  under  the
senior   credit  facility.  The  carrying  amount   of   the
borrowings  under  the  senior credit facility  approximates fair  value.  Substantially all assets of the  Company  have been  pledged as collateral for the senior credit  facility.
In  addition,  the  Company  is  required  to  meet  certain financial ratios, as defined.

The  senior subordinated notes are payable in March 2006 and bear  interest at 12% per annum until March 2001, increasing to  14%  per annum thereafter. The Company incurred expenses in  connection with the issuance of the senior  subordinated notes of approximately $767,000 which have been deferred and are  being amortized over the eight year term of the  senior
subordinated   notes.   The  fair  value   of   the   senior
subordinated notes was approximately $9,750,000 at  December
31, 1999 and was estimated using discounted cash flows based on  the  Company's  incremental borrowing rate  for  similar types of borrowing arrangements.

In connection with an acquisition made in July 1997, the Company entered into a $451,000 note payable to the seller.
This note is payable in six equal semi-annual installments commencing in January 1998 and bears interest at 6% per annum. At December 31, 1999, approximately $152,000 of the note payable is outstanding.

Annual maturities of long-term debt as of December 31,  1999 are approximately as follows:

        Years ending December 31:
          2000                         $   152,000
          2001                                   -
          2002                                   -
          2003                          62,750,000
          2004                                   -
          Thereafter                    10,000,000
                                       -----------
                                       $72,902,000
                                       ___________
                                       -----------


     Headway Corporate Resources, Inc. and Subsidiaries

   Notes to Consolidated Financial Statements (continued)




5. Long-Term Debt and Credit Facilities (continued)

As  of  December  31,  1999 and 1998, the  Company  had  two
interest  rate  exchange  agreements converting  $40,000,000
(notional  amount)  of  variable rate borrowings  under  the senior  credit  agreement to a fixed rate. At  December  31,
1998,  such  contracted fixed rate was 5.42% per annum  plus the  applicable margin. In January 1999, the  terms  of  the agreement were revised to reduce the fixed interest rate  to
5.20%  per annum plus the applicable margin, and to  provide an  option  to the counterparty to extend the  term  of  the exchange  agreements to 2001. The notional amount  does  not represent  amounts exchanged by the parties  and  is  not  a measure  of the exposure to the Company through its  use  of derivatives. The term of the exchange agreements  expire  in
September  and October 2000. The fair value of the  interest rate  exchange  agreements based on  a  notional  amount  of
$40,000,000   and   other  terms  of  the  agreements,   was
calculated  based  on  the buyback value  of  such  exchange
agreements  and  amounted  to  approximately  $323,000   and
$(355,000), respectively, at December 31, 1999 and 1998. The
Company   is  exposed  to  credit  loss  in  the  event   of
nonperformance  by  the  counterparty,  a  large   financial
institution.  However,  the  Company  does  not   anticipate
nonperformance by the counterparty.

6. Acquisitions

In  March and July 1997, the Company acquired certain assets
of   a   North  Carolina  corporation  and  two   New   York
corporations, respectively. In September 1997,  the  Company acquired (i) substantially all of the assets of a New Jersey corporation  and  (ii)  all  of the  outstanding  stock  and substantially all of the assets of a Connecticut corporation and  related  limited  liability company,  respectively.  In addition to the purchase price paid at closing, the  sellers are  entitled  to  earnouts based on  future  earnings.  The
purchase   price   for   these  acquisitions   amounted   to
approximately  $30,732,000, including earnouts  recorded  in
1999,   1998   and   1997  of  $5,534,000,  $5,640,000   and
$2,200,000, respectively, and exceeded the fair value of the net  assets  acquired resulting in goodwill of approximately
$29,626,000.  As  consideration  for  the  portion  of   the
earnouts, in 1999, 1998 and 1997, the Company issued 80,710,
80,710  and  121,066 shares of the Company's  common  stock, valued at $333,000, $333,000 and $500,000, respectively.


     Headway Corporate Resources, Inc. and Subsidiaries

   Notes to Consolidated Financial Statements (continued)




6. Acquisitions (continued)

In March 1998, the Company acquired substantially all of the assets  of two related Connecticut entities, three  Southern
Virginia Offices of a Virginia corporation, and the stock of a  California corporation in three separate transactions; in
June  1998,  the Company acquired substantially all  of  the
assets   of  two  Florida  corporations  and  a  New  Jersey
corporation in two separate transactions; in July 1998,  the
Company acquired all of the outstanding stock of an Illinois corporation;  and,  in November 1998, the  Company  acquired substantially  all of the assets of two Texas  corporations.
In  addition,  to  the purchase price paid at  closing,  the sellers  are entitled to earnouts based on future  earnings.
The  purchase  price  for  these  acquisitions  amounted  to approximately  $47,214,000, including earnouts  recorded  in
1999 and 1998 of $6,829,000 and $640,000, respectively,  and exceeded the fair value of the net assets acquired resulting in  goodwill of approximately and $41,890,000. A portion  of the  purchase price for two acquisitions consisted of 94,778 shares of the Company's common stock valued at $900,000.

In June 1999, the Company acquired substantially all of the assets of a division of a North Carolina corporation and, in November 1999, the Company acquired all of the outstanding stock of a United Kingdom executive placement and management advisory company. The purchase price for these acquisitions of approximately $8,726,000 exceeded the fair value of the net assets acquired resulting in goodwill of approximately
$8,336,000. A portion of the purchase price for  the  United
Kingdom acquisition consisted of 344,400 shares of the Company's common stock valued at $1,636,000.

The  aforementioned acquisitions have been accounted for  as purchases and have been included in the Company's operations from  the  dates of the respective purchases. Any additional purchase  price  based  on future earnings  related  to  the aforementioned acquisitions will be recorded  as  additional goodwill upon the determination that the earnouts have  been met.  The  amortization  of goodwill  for  the  years  ended
December   31,   1999,  1998  and  1997  was   approximately
$3,280,000, $2,191,000 and $854,000, respectively.


     Headway Corporate Resources, Inc. and Subsidiaries

   Notes to Consolidated Financial Statements (continued)




6. Acquisitions (continued)

The pro forma unaudited consolidated results of operations of the 1999 acquisitions on the results of operations for 1999 and 1998 and the 1998 acquisitions on the results of operations for 1998 and 1997, assuming consummation of the aforementioned transactions as of the beginning of the respective periods, are as follows:

                                              Year ended December 31
                                           1999        1998        1997
                                         --------------------------------
                                                    (Unaudited)
Total revenue                            $370,038    $339,406    $220,769
Net income before extraordinary item        6,493       8,189       4,592
Net income                                  6,493       6,632       4,592
Net income available for common
  stockholders                              5,393       5,766       3,355

Earnings per share:
  Basic                                      0.52        0.59        0.45
  Diluted                                    0.45        0.47        0.33

7. Stockholders' Equity

In 1997, (i) 2,800 shares of Series A 8% preferred stock that were outstanding as of December 31, 1996 were converted into 1,332,412 shares of common stock, (ii) 6,286 shares of Series B preferred stock were converted into 628,600 shares of common stock, (iii) 5 shares of Series C preferred stock were converted into 39,489 shares of common stock and (iv)
33 shares of Series D preferred stock were converted into 565,274 shares of common stock. In 1998, 572 shares of Series B preferred stock were converted into 55,585 shares of common stock and 4 shares of Series D preferred stock were converted into 12,937 shares of common stock.

In  March  1998,  the Company authorized  and  issued  1,000
shares   of   Series  F  Convertible  Preferred  Stock   for
$20,000,000.  The  Series  F  Convertible  Preferred   Stock
accrues dividends at the rate of 5.5% (increased to 7.5%  in
March  19,  2000) per annum and is convertible  into  common stock at an initial conversion price of $5.58 per share (the market  value  of  the Company's common stock  at  closing).
Expenses  in  connection with the issuance of the  preferred stock amounted to $1,367,000 and were accounted for as share issuance expenses.


     Headway Corporate Resources, Inc. and Subsidiaries

   Notes to Consolidated Financial Statements (continued)




7. Stockholders' Equity (continued)

In December 1997, the Chairman sold 83,462 shares of common stock, at the current market price of $438,000, to the Company. Such amount was used to reduce amounts due to the Company from the Chairman. The shares purchased by the Company were retired.

In  May 1996, the Company loaned a total of $507,000 to  ten employees  of  the Company at an interest  rate  of  8%  per annum,  payable  quarterly over a term of  five  years.  The funds  were  used by the employees to purchase  a  total  of
2,170 shares of the Company's Series A Convertible Preferred
Stock  from the then current Series A Convertible  Preferred
Stock  stockholder.  The  loans  outstanding  ($126,000   at
December  31, 1999) are collateralized by common  stock  and assets  with  a value in excess of the principal  amount  of each loan.

In November 1997, warrants to purchase 50,000 shares of common stock at $5.25 per share were issued for financial advisory services to be performed over a two year period.
The warrants were valued at approximately $52,000 and such value was amortized over the two year period.

In September 1998, the Company authorized a stock repurchase program of up to 1.0 million shares of the Company's  common stock. In 1999 and 1998, the Company repurchased 612,900 and
57,200   shares   of   the  Company's   common   stock   for
approximately $2,901,000 and $290,000, respectively.

At December 31, 1999, approximately 7,375,000 shares of common stock have been reserved for future issuance as follows:

Convertible Preferred Stock               3,584,000
Warrants                                    550,000
Stock Incentive Plan (see Note 10)        3,241,000
                                          ---------
                                          7,375,000
                                          _________
                                          ---------
At December 31, 1999, all warrants issued by the Company are fully vested and have exercise prices ranging from $3.50  to
$5.25.   During   1999,  no  warrants  were  exercised   and
approximately  102,000 warrants that were  issued  upon  the conversion  of  Series  D convertible preferred  stock  were cancelled. During 1998, 1,097,970 warrants were exercised.



     Headway Corporate Resources, Inc. and Subsidiaries

   Notes to Consolidated Financial Statements (continued)




8. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share pursuant to FASB Statement No.
128, "Earnings per Share", for the years ended December 31, 1999, 1998 and 1997:

                                              1999         1998         1997
                                           ------------------------------------
Numerator:
  Income from continuing operations        $5,785,000   $6,619,000   $5,805,000
  Discontinued operations                           -            -   (2,999,000)
  Extraordinary loss                                -   (1,557,000)           -
  Preferred stock dividend requirements    (1,100,000)    (866,000)    (137,000)
                                           ------------------------------------
  Numerator for basic earnings per
   share--net income available for
   common stockholders                      4,685,000    4,196,000    2,669,000
  Effect of dilutive securities:
   Preferred dividend requirements          1,100,000      866,000      137,000
                                           ------------------------------------
Numerator for diluted earnings per
  share--net income available for common
  stockholders after assumed conversions   $5,785,000   $5,062,000   $2,806,000
                                           ____________________________________
                                           ------------------------------------
Denominator:
  Denominator for basic earnings per
   share--weighted average shares          10,287,978    9,853,354    7,223,462
  Effect of dilutive securities:
   Stock options and warrants                 456,477    1,615,486    1,120,324
   Convertible preferred stock              3,584,299    2,688,172    1,758,412
                                           ------------------------------------
   Dilutive potential common stock          4,040,776    4,303,658    2,878,736
                                           ------------------------------------
Denominator for diluted earnings per
  share--adjusted weighted-average shares
  and assumed conversions                  14,328,754   14,157,012   10,102,198
                                           ____________________________________
                                           ------------------------------------
Basic earnings per share                   $      .46   $      .43   $      .37
Diluted earnings per share                 $      .40   $      .36   $      .28


     Headway Corporate Resources, Inc. and Subsidiaries

   Notes to Consolidated Financial Statements (continued)




9. Income Taxes

Income tax expense from continuing operations consists of the following:

                                     Year ended December 31
                                 1999         1998         1997
                              ------------------------------------
Current:
  Domestic                    $3,771,000   $4,241,000   $3,545,000
  Foreign                         15,000       19,000       44,000
                              ------------------------------------
                               3,786,000    4,260,000    3,589,000
                              ------------------------------------
Deferred expense:
  Domestic                       513,000      379,000      475,000
                              ------------------------------------
Total deferred expense           513,000      379,000      475,000
                              ------------------------------------
                              $4,299,000   $4,639,000   $4,064,000
                              ____________________________________
                              ------------------------------------

The components of deferred tax assets and liabilities are as follows:

                                            December 31
                                          1999        1998
                                       ---------------------
Deferred tax assets:
  Deferred rent                        $ 539,000   $ 515,000
  Allowances for doubtful accounts       376,000     243,000
                                       ---------------------
                                         915,000     758,000
Deferred tax liabilities:
  Depreciation                           (70,000)   (113,000)
  Intangibles                           (677,000)   (468,000)
  Cash to accrual adjustments           (206,000)   (336,000)
  Other                                  (15,000)    (45,000)
                                       ---------------------
                                        (968,000)   (962,000)
                                       ---------------------
                                       $ (53,000)  $(204,000)
                                       _____________________
                                       ---------------------


     Headway Corporate Resources, Inc. and Subsidiaries

   Notes to Consolidated Financial Statements (continued)




9. Income Taxes (continued)

A reconciliation of the statutory Federal income tax rate to the effective rates is as follows:

                              Year ended December 31
                               1999    1998     1997
                              ----------------------
Statutory rate                  34%     34%      34%
State and local income taxes
 (net of federal tax benefit)    7       7        6
Other                            2       -        1
                              ----------------------
Effective tax rate              43%     41%      41%
                              ______________________
                              ----------------------

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

                                     Number of   Weighted Average
                                      Shares     Exercise Price
                                     ----------------------------
Outstanding at December 31, 1996     1,220,947       $3.12
Granted                                641,962        4.13
Canceled                              (131,964)       2.91
Exercised                               (1,033)       2.55
                                     ---------
Outstanding at December 31, 1997     1,729,912        3.52
Granted                                403,000        6.53
Canceled                               (40,671)       2.79
Exercised                             (124,112)       3.10
                                     ---------
Outstanding at December 31, 1998     1,968,129        4.16
Granted                                560,000        4.76
Canceled                              (139,667)       4.14
Exercised                             (403,231)       3.47
                                     ---------
Outstanding at December 31, 1999     1,985,231        4.47
                                     _________
                                     ---------
Exercisable at December 31, 1997       758,443        3.52
Exercisable at December 31, 1998     1,061,680        3.57
Exercisable at December 31, 1999     1,111,620        3.98



    Headway Corporate Resources, Inc. and Subsidiaries

   Notes to Consolidated Financial Statements (continued)




10. Stock Incentive Plan (continued)

Options granted vest equally over three years or cliff vest at the end of a three year term and are exercisable for a period not to exceed ten years from the date of grant.
Information regarding options outstanding under the Plan at December 31, 1999 is as follows:

                                      Weighted-
                           Weighted-   Average                  Weighted-
  Exercise      Number of   Average   Remaining     Number of    Average
    Price        Options   Exercise  Contractual     Options    Exercise
    Range      Outstanding   Price       Life      Exercisable    Price
-------------------------------------------------------------------------
$2.75 - $4.06    793,398     $3.25    6.3 years      676,176      $3.19
 4.16 -  6.00  1,076,833      4.83    8.6 years      390,444       4.72
 7.94 -  9.88    115,000      9.63    8.5 years       45,000       9.38
               ---------                           ---------
               1,985,231                           1,111,620
               _________                           _________
               ---------                           ---------

11. Stock-Based Compensation

Pro  forma information regarding net income and earnings per share is required by SFAS 123 and has been determined as  if the  Company  had accounted for its employee  stock  options under the fair value method of SFAS 123. The fair value  for these  options  was estimated at the date of grant  using  a
Black-Scholes  option  pricing  model  with  the   following
weighted-average assumptions:

                                      Year ended December 31
                                    1999      1998        1997
                                    ---------------------------
Assumptions
Risk-free rate                      5.83%     5.30%       5.65%
Dividend yield                         0%        0%          0%
Volatility factor of the expected
 market price of the Company's
 common stock                         .68       .76          .62
Average life                      5 years   5 years      3 years


     Headway Corporate Resources, Inc. and Subsidiaries

   Notes to Consolidated Financial Statements (continued)




11. Stock-Based Compensation (continued)

The  Black-Scholes option valuation model was developed  for use  in  estimating the fair value of traded  options  which have no vesting restrictions and are fully transferable.  In addition,  option  valuation models  require  the  input  of highly subjective assumptions, including the expected  stock price  volatility.  Because  the  Company's  employee  stock options  have  characteristics significantly different  from
those  of  traded  options,  and  because  changes  in   the
subjective input assumptions can materially affect the  fair value estimate, in management's opinion, the existing models do  not necessarily provide a reliable single measure of the fair value of its employee stock options.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the vesting period of the options. The Company's pro forma information is as follows:

                                           Year ended December 31
                                       1999         1998         1997
                                    ------------------------------------
Pro forma net income available
 for common stockholders            $5,243,000   $3,694,000   $2,112,000
Pro forma earnings per share:
 Basic                                     .51          .37          .29
 Diluted                                   .42          .32          .21

The  weighted  average fair value of options granted  during the  years ended December 31, 1999, 1998 and 1997 was $2.93,
$4.26   and   $1.84,  respectively.  The  weighted   average
remaining   contractual  life  of  options  exercisable   at
December 31, 1999 is 6.6 years.

12. Commitments and Contingencies

The Company leases office space under operating leases which have various expiration dates through December 2013. The leases provide for additional rent based on increases in operating costs and real estate taxes. The Company also leases equipment under capital leases expiring at various times through August 2003.


     Headway Corporate Resources, Inc. and Subsidiaries

   Notes to Consolidated Financial Statements (continued)




12. Commitments and Contingencies (continued)

Future minimum lease payments at December 31, 1999 under capital leases and noncancelable operating leases (shown net of $528,000 of sublease income per annum through 2000) with remaining terms of one year or more are as follows:

                                     Capital          Operating
                                      Leases            Leases
                                    -----------------------------
2000                                $  476,000        $ 1,802,000
2001                                   343,000          2,331,000
2002                                   162,000          2,114,000
2003                                    79,000          1,700,000
2004                                         -          1,564,000
Thereafter                                   -          6,342,000
                                    -----------------------------
Total minimum lease payments         1,060,000        $15,853,000
                                                      ___________
                                                      -----------
Less amounts representing interest     102,000
                                    ----------
Present value of net minimum
 lease payments                        958,000
Less current portion                   435,000
                                    ----------
Long-term portion                   $  523,000
                                    __________
                                    ----------

Included in property and equipment at December 31, 1999  and
1998 are equipment recorded under capital leases with a cost of  $1,683,000 and $1,656,000, respectively, and accumulated depreciation  and  amortization of  $514,000  and  $332,000,
respectively.  Amortization  of  equipment  recorded   under
capital leases is included with depreciation expense.

Rent  expense,  including escalation  charges,  and  net  of sublease income of $498,000 for the year ended December  31,
1999 and $538,000 for the years ended December 31, 1998  and
1997    was    $2,634,000,   $1,912,000   and    $1,661,000,
respectively.

The Company is party to litigation arising out of the normal course of its business. In the opinion of management, all matters are adequately covered by insurance or, if not covered, are without merit or are of such kind or involve such amounts, as would not have a material adverse effect on the financial position, results of operations or cash flows of the Company.


     Headway Corporate Resources, Inc. and Subsidiaries

   Notes to Consolidated Financial Statements (continued)




13. Retirement Plan

The Company has a 401(k) plan covering substantially all its domestic employees. The plan does not require a matching contribution by the Company.

14. Segment Information

Major Customers

For the years ended December 31, 1999 and 1998, one staffing services customer accounted for 11% and 14%, respectively, of revenues from continuing operations. For the year ended
December 31, 1997, another customer accounted for 10% of revenues from continuing operations.

Geographic Information

For  the  years ended December 31, 1999, 1998 and 1997,  the
Company derived substantially all of its revenues from businesses located in the United States, and no other country accounted for more than 10% of the Company's revenues.

Business Segments

The Company classifies its business into two fundamental areas, staffing and executive search. Staffing consists of the placement and payrolling of temporary and permanent office, clerical and information technology professional personnel. Executive search focuses on placing middle to upper level management positions.

The  Company  evaluates performance based on  the  segments'
profit  or loss from operations before unallocated corporate overhead. The accounting policies of the reportable segments
are   the  same  as  those  described  in  the  summary   of
significant accounting policies (see Note 2).


     Headway Corporate Resources, Inc. and Subsidiaries

   Notes to Consolidated Financial Statements (continued)




14. Segment Information (continued)


                                        Year ended December 31, 1999
                                                   Executive
                                       Staffing     Search
                                       Services    Services     Total
                                      ---------------------------------
                                           (Dollars in Thousands)

Revenues                              $ 334,743   $  25,999   $ 360,742
Depreciation and amortization             3,930         481       4,411
 amortization
Termination of employment contract        2,329           -       2,329
Interest expense                          5,801           8       5,809
Interest income                             (89)        (18)       (107)
Segment income from continuing
 operations before income tax expense     6,371       6,616      12,987
Income tax expense                        2,785       2,748       5,533
Segment profit                            3,586       3,868       7,454
Segment assets                          127,518      19,392     146,910
Expenditures for long lived assets        1,538         381       1,919

                                             Year ended December 31, 1998
                                                       Executive
                                             Staffing    Search
                                             Services   Services     Total
                                           ---------------------------------
                                                 (Dollars in Thousands)

Revenues                                   $ 271,518   $  19,785   $ 291,303
Depreciation and amortization                  2,694         258       2,952
Interest expense                               4,107           6       4,113
Interest income                                  (26)        (43)        (69)
Segment income from continuing
 operations before income tax expense          8,654       4,509      13,163
Income tax expense                             3,609       1,880       5,489
Segment income from continuing
 operations and before extraordinary item      5,045       2,629       7,674
Extraordinary loss                            (1,557)          -      (1,557)
Segment profit                                 3,488       2,629       6,117
Segment assets                               106,636      19,602     126,238
Expenditures for long lived assets             1,493         266       1,759



     Headway Corporate Resources, Inc. and Subsidiaries

   Notes to Consolidated Financial Statements (continued)




14. Segment Information (continued)

                                       Year ended December 31, 1997
                                                  Executive
                                        Staffing    Search
                                        Services   Services   Total
                                       -----------------------------
                                          (Dollars in Thousands)

Revenues                               $ 125,316 $  17,526 $ 142,842
Depreciation and amortization              1,225       228     1,453
Interest expense                           2,004        12     2,016
Interest income                                -       (20)      (20)
Segment income from continuing
 operations before income tax expense      2,858     3,754     6,612
Income tax expense                         1,334     1,752     3,086
Segment profit                             1,524     2,002     3,526
Segment assets                            48,332    15,416    63,748
Expenditures for long lived assets           541       154       695


                                             Year ended December 31
                                           1999       1998       1997
                                          -----------------------------
                                             (Dollars in Thousands)

Reconciliation to net income
Total profit for reportable segments      $ 7,454    $ 6,117    $ 3,526
Unallocated amounts:
  Gain on sale of investment                    -        901      4,272
  Interest expense                           (522)      (402)      (646)
  Interest income                              15         83         84
  Corporate overhead                       (2,396)    (2,487)      (453)
  Loss from operations of discontinued
   segment                                      -          -     (2,999)
  Income tax benefit (expense)              1,234        850       (978)
                                          -----------------------------
Net income                                $ 5,785    $ 5,062    $ 2,806
                                          _____________________________
                                          -----------------------------


     Headway Corporate Resources, Inc. and Subsidiaries

   Notes to Consolidated Financial Statements (continued)




14. Segment Information (continued)

                                              Year ended December 31
                                            1999       1998      1997
                                          -----------------------------
                                             (Dollars in Thousands)

Reconciliation to total assets
Total assets for reportable segments      $146,910   $126,238   $63,748
Other assets                                 1,509        708     3,588
                                          -----------------------------
Total assets                              $148,419   $126,946   $67,336
                                          _____________________________
                                          -----------------------------

15. Termination of Employment Contract

In  March  1999,  the Company incurred costs  of  $2,329,000 associated with the termination of an employment contract.

16. Gain on Sale of Investment

In March 1997, Citigate, an entity in which the Company had an 18.3% interest, was acquired by Incepta Group, plc.
("Incepta"), a United Kingdom public company. The Company received 13,805,406 shares of Incepta in exchange for its investment in Citigate. The Company sold these shares in March and October 1997 for $4,363,000 and recognized a gain of approximately $1,719,000. The Company was also entitled to an additional 7,072,307 shares of Incepta if Incepta met certain earnings targets for the year ended September 30, 1997. In October 1997, the Company was advised that such targets had been met and, accordingly, an additional gain of approximately $2,553,000 was recognized in 1997. In May
1998, the Company sold its remaining investment in Incepta and recognized a gain of approximately $901,000.


       Schedule II - Valuation And Qualifying Accounts

     Headway Corporate Resources, Inc. and Subsidiaries

                      December 31, 1999


       COL. A                     COL. B              COL. C                COL. D     COL. E
_____________________________   __________     ____________________      __________   __________
                                                     Additions
                                               ---------------------
                                Balance at     Charged to    Charged                  Balance at
                                 Beginning     Costs and     to Other                   End of
      Description                of Period       Expense     Accounts    Deductions     Period
------------------------------------------------------------------------------------------------
Year Ended December 31, 1999:
 Deducted from asset account
 Allowance for doubtful accounts $593,000       $504,000       $-        $139,000      $958,000

Year Ended December 31, 1998:
 Deducted from  asset account
 Allowance for doubtful accounts $371,000       $427,000       $-        $205,000      $593,000

Year Ended December 31, 1997:
 Deducted from asset account
 Allowance for doubtful accounts $122,000       $249,000       $-        $      -      $371,000
