Form 10-K/A
period 1999-12-31
HEADWAY CORPORATE RESOURCES INC
filed 2000-04-28
CIK 914435

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549
                            FORM 10-K
                         Amendment No. 2

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934: For the fiscal year endedDecember 31, 1999

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

         Registrant's Telephone Number:  (212) 508-3560
Securities  registered  pursuant to Section  12(b)  of  the  Act:None

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

               DOCUMENTS INCORPORATED BY REFERENCE

     This Amendment No. 2 to the Annual Report on Form 10-K of Headway Corporate Resources, Inc., for the year ended December 31, 1999, is filed to present the information required by Part III of Form 10-K, including Item 10. Directors and Executive Officers of the Registrant, Item 11. Executive Compensation, Item
12. Security Ownership of Certain Beneficial Owners and Management, and Item 13. Certain Relationships and Related Transactions. Incorporated herein by this reference is Amendment No. 1 to the 1999 Form 10-K containing Items 1 through 10 of Form 10-K filed with the Securities and Exchange Commission on March 30, 2000.

                        TABLE OF CONTENTS

ITEM NUMBER AND CAPTION                                     Page

Part III
10.  Directors and Executive Officers of the Registrant         1

11.  Executive Compensation                                     5

12.   Security Ownership of Certain Beneficial Owners  and     12
      Management

13.  Certain Relationships and Related Transactions            14

                            PART III

   Item 10. Directors and Executive Officers of the Registrant

Directors and Officers

      The following table sets forth the names, ages, and positions with Headway for each of the directors and officers of Headway. The Board of Directors is divided into three classes, and only one class of directors is elected at each annual meeting of stockholders. The table indicates the class of which each director is a member and the year in which his term expires based on the class.

Name                  Age      Positions (1)               Term Ends

Gary S. Goldstein       45       Chairman, Chief Executive     Class 1
                                 Officer and Director           2002

Barry S. Roseman        47       President, Chief Operating    Class 1
                                 And  Financial Officer and     2002
                                 Treasurer, Director

G. Chris Andersen       62       Director                      Class 3
                                                                2000

E. Garrett Bewkes, III  49       Director                      Class 2
                                                                2001

Bruce R. Ellig          63       Director                      Class 1
                                                                2002

Ehud D. Laska           50       Director                      Class 2
                                                                2001

Richard B. Salomon      52       Director                      Class 3
                                                                2000

___________________________________________

(1) All executive officers are elected by the Board and hold office until the next Annual Meeting of stockholders and until their successors are elected and qualify.

     The following is information on the business experience of each director and officer.

     Gary S. Goldstein has served in a number of executive positions with Headway and its predecessors over the past twelve years, including, Chairman, President, and Chief Executive Officer. He is currently a director and executive officer of each of Headway's subsidiary corporations. Mr. Goldstein has extensive experience in human resource recruitment within all areas of the financial services industry. Prior to entering the recruitment industry, Mr. Goldstein was on the audit and consulting staffs of Arthur Andersen & Co., in New York. Mr. Goldstein is an active member of the Young Presidents' Organization, Inc., and serves on its Metro Division Board of Directors. He is also an active member of The Brookings Council of the Brookings Institution, The Presidents Association of the American Management Association, and is listed in Who's Who in Finance and Industry.

     Barry S. Roseman oversees all operation of Headway and its subsidiaries. He joined Headway as its Senior Executive Vice President and Chief Operating Officer in January 1992, and became President in September 1996. In August 1999, he took over the role of Chief Financial Officer. He is currently a director and executive officer of each of Headway's subsidiary corporations. For nine years prior to 1992, Mr. Roseman was employed at FCB/Leber Katz Partners, Inc., a division of True North Communications, Inc., in various positions; most recently as Senior Vice President Director of Agency Operations.

     G. Chris Andersen became a director of Headway in June 1995. He is one of the founders of Andersen, Weinroth & Co., L.P., a merchant banking firm, which commenced operations in January 1996. For over five years prior to 1996, Mr. Andersen served as the Vice Chairman of PaineWebber Incorporated. Mr. Andersen also serves as a director of four other public companies, Sunshine Mining and Refining Company, TEREX Corporation, GP Strategies, and Compost America.

     E. Garrett Bewkes, III, became a director of Headway in March 1998 pursuant to the terms of the new financing obtained by Headway in that month. From November 1995 to the present he has served as a Managing Member of GarMark Associates L.L.C. He was a member of the Management Committee of Investcorp International, Inc., from March 1994 to November 1995, where he headed the North American Investment Group. Mr. Bewkes was with Bear Stearns and Co., Inc., for nine years prior to March 1994, most recently as Vice Chairman and Co-Head of Investment Banking.

     Bruce R. Ellig became a director of Headway in April 1997. Currently Mr. Ellig is an independent consultant and adviser on human resource matters. From 1985 through October 1996, Mr. Ellig served as a Corporate Vice President of the research-based health care company, Pfizer Inc., with worldwide responsibility for its personnel functions. He is a member of the American Compensation Association and the Society for Human Resource Management ("SHRM"). Mr. Ellig was the Chairman of the SHRM board in 1996. Prior to his retirement from Pfizer, Mr. Ellig was a member of many human resource organizations, and received numerous awards for his contributions to the field. He is a fellow of the National Academy of Human Resources, and is listed in Who's Who in Finance and Industry, the East, America, and the World.

     Ehud D. Laska was appointed a director of Headway in August 1993. He is the Chairman of Coleman and Company Securities, Inc., a member firm of the National Association of Securities Dealers, Inc. Mr. Laska is also a founding partner and President of InterBank Capital Group, LLC. Through these firms, Mr. Laska specializes in building up companies through same industry consolidation and acquisitions. From August 1994 to February 1996, Mr. Laska served as a managing director at the investment banking firm of Continuum Capital, Inc. While serving as a Managing Director with Tallwood Associates, Inc., a boutique investment banking firm, from May 1992 to August 1994, Mr. Laska founded the Private Equity Finance Group, which merged with Continuum Capital, Inc. in August 1994.

     Richard B. Salomon became a director of Headway in June 1995. He has been engaged in the private practice of law for the past five years, during which period he has been a partner in the law firm of Salans Hertzfeld Heilbronn Christy & Viener, counsel to Headway. Mr. Salomon's practice is primarily in the areas of real estate and corporate law. He currently serves as a director of Tweedy Browne Fund, Inc., a mutual fund based in New York City.

Board Meetings and Committees/Compensation

     In 1999 the Board of Directors had four committees. The Executive Compensation Committee considers salary and benefit matters for the executive officers and key personnel of Headway. The members of the Executive Compensation Committee in 1999 were
G. Chris Andersen, E. Garrett Bewkes,

III, Bruce R. Ellig, and Ehud D. Laska (only until April 1999). The Finance Committee assists the Board in areas of financing proposals, budgeting, and acquisitions. Members of the Finance Committee in 1999 included Gary S. Goldstein, Barry S. Roseman,
G. Chris Andersen, E. Garrett Bewkes, III, and Ehud D. Laska.
The Audit Committee is responsible for financial reporting matters, internal controls, and compliance with financial polices of Headway, and meets with Headway's auditors when appropriate. The members of the Audit Committee in 1999 were E. Garrett Bewkes, III, Ehud D. Laska, and Richard B. Salomon. The Governance Committee makes recommendations to the Board regarding appropriate governance policies and practices, as well as Board and committee membership candidates. Members of the Governance Committee in 1999 included E. Garrett Bewkes, III, Bruce R. Ellig, and Richard B. Salomon.

     The Board of Directors met four times during the past fiscal year. All directors attended at least 75% of the meetings of the Board of Directors. The Executive Compensation Committee met 21 times in 1999, and all director members of those committees attended at least 75% of the meetings. The Finance Committee met five times in 1999, and all director members of that committee attended at least 75% of the meetings, except for G. Chris Andersen. The Audit Committee met once during 1999, and all director members of that committee attended the meeting. The Governance Committee did not meet in 1999.

     Non-employee directors receive $2,500 for each meeting of the Board of Directors attended, $500 for each committee meeting attended, which is held on a day other than a day when a Board of Directors meeting is also held, and reimbursement for travel expenses. In September of each year, non-employee directors receive options to purchase 5,000 shares of Headway's Common Stock exercisable over a period of ten years at an exercise price equal to the fair market value of Headway's Common Stock on the date of issuance. Non-employee directors also receive at the time they are first elected or appointed to the board of directors options to purchase 10,000 shares of Headway's Common Stock exercisable over a period of ten years at an exercise price equal to the fair market value of Headway's Common Stock on the date of issuance.

Section 16(a) Filing Compliance

     Section 16(a) of the Securities Exchange Act of 1934 requires officers and Directors of Headway and persons who own more than ten percent of a registered class of Headway's equity securities to file reports of ownership and changes in their ownership on Forms 3, 4, and 5 with the Securities and Exchange Commission, and forward copies of such filings to Headway. Based on the copies of filings received by Headway, during the most recent fiscal year the directors, officers, and beneficial owners of more than ten percent of the equity securities of Headway registered pursuant to Section 12 of the Exchange Act have filed on a timely basis all required Forms 3, 4, and 5 and any amendments thereto.

                 Item 11. Executive Compensation

Annual Compensation

     The following table sets forth certain information regarding the annual and long-term compensation for services in all capacities to Headway for the prior fiscal years ended December 31, 1998, 1997, and 1996, of those persons who were either (i) the chief executive officer of Headway during the last completed fiscal year or (ii) one of the other four most highly compensated executive officers of Headway as of the end of the last completed fiscal year whose annual salary and bonuses exceeded $100,000 (collectively, the "Named Executive Officers").

                                                Annual Compensation
                                            ________________________________
                                                                    Other
Name and Principal Position    Year     Salary ($)    Bonus ($)     Annual
                                                                Compensation

Gary S. Goldstein              1999      327,375      468,250       62,489
  Chairman, Chief              1998      302,375      450,000       55,961
  Executive Officer            1997      300,000      425,000       44,222

Barry S. Roseman               1999      252,375      135,000       23,390
  President, Chief             1998      252,375      212,500       26,727
  Operating Officer            1997      250,000      169,000       24,416

                                              Long Term Compensation
                                              _______________________
                                                       Securities
                                    Restricted         Underlying       LTIP     All Other
Name and Principal Position  Year  Stock Awards($)   Options/SARs(#)  Payouts  Compensation (1)

Gary S. Goldstein            1999   593,750 (2)            --         350,000       --
  Chairman, Chief            1998        --                --              --       --
  Executive Officer          1997        --           250,000              --    2,375

Barry S. Roseman             1999        --                --         200,000       --
  President, Chief           1998        --                --              --       --
  Operating Officer          1997        --                --              --    2,375
__________________________________________
(1)   Represents  contributions by Headway to the former  defined contribution 401(k) plan.

(2) Represents a restricted stock award of 125,000 shares of common stock approved in July 1999. The restrictions will lapse on the earlier of the date that the market price for the common stock of Headway achieves certain performance criteria or June
     30, 2006.

Employment and Other Arrangements

     In 1999 Headway implemented new compensation arrangements for Messrs. Goldstein and Roseman on the recommendation of the Executive Compensation Committee. The base salary of Mr.
Goldstein increased July 1, 1999, to $352,375 and Mr. Roseman's salary was unchanged. The new annual incentive plan for Messrs.
Goldstein and Roseman will pay to them annually a percentage of salary to the extent earnings per share for the year meet, exceed, or do not meet the amount budgeted for the year.
Additionally, because of his position as President of Whitney, Gary S. Goldstein receives a percentage of salary to the extent that Whitney meets, exceeds, or does not meet the operating income budgeted for the year. The new long-term incentive plan for the same individuals is a four-year plan with interim phasing. The first payment will be in 2000 for 1998-1999 performance (two years). The second payment will be in 2001 for 1998-2000 performance (three years). This is followed by a payment in 2002 for 1998-2001 performance (four years). All three plans use 1997 as the base year. These are performance unit plans with each unit in the described plans worth $1.
Payment is predicated on Headway's performance versus a peer group of companies in terms of earnings per share and stock price. Thus, while the annual plan is based on absolute performance, the long-term plan is based on Headway's performance relative to its peer group. Messrs. Goldstein and Roseman may receive additional bonus or stock incentive compensation from time to time as determined by the Board of Directors on the recommendation of the Executive Compensation Committee.


     Headway maintains key-man life insurance on Gary S.
Goldstein in the amount of $5,893,000, Barry S. Roseman in the amount of $1,868,000, and on the lives of three other employees in the amount of $2,228,000. All policies are owned by Headway, and Headway is the named beneficiary.

Defined Contribution Plan

     At January 1, 1998, Headway implemented a 401(k) retirement plan covering substantially all employees. The plan does not require matching contributions by Headway, and Headway made no contributions to the plan for 1999. Benefits payable to an employee under the plan are determined solely on the basis of the employee's contributions. Prior to 1998, Headway had four qualified 401(k) contribution plans for its employees. Under one plan, Headway was required to make matching contributions up to 25% of the amount contributed by the employees. Employees are fully vested on their contributions when made, and are fully vested on employer contributions after five years of service.
Contributions to the old plans for the year ended December 31, 1997 were $53,000.

Stock Options

     In 1999 the Board of Directors and stockholders approved
Headway's Amended 1993 Incentive Plan. The purpose of the Plan is to provide directors, officers, employees, and consultants with additional incentives by increasing their ownership interests in the Company. Directors, officers, and other employees of the Company and its subsidiaries are eligible to participate in the Plan. In addition, awards may be granted to consultants providing valuable services to the Company. Awards under the Plan are granted by the Executive Compensation
Committee of the Board and may include incentive stock options, non-qualified stock options, stock appreciation rights, stock units, restricted stock, restricted stock units, performance shares, performance units, or cash awards. No stock options or other awards were granted in 1999 to the Named Executive
Officers.

     The following table sets forth certain information with respect to unexercised options held by the Named Executive
Officers as of December 31, 1999. No outstanding options held by the Named Executive Officers were exercised in 1999.

                             Number of Securities        Value of Unexercised
Name and Principal     Underlying Unexercised Options    In-the-Money Options
Position                       at FY End (#)              at FY End ($) (1)

                      Exercisable/Unexercisable        Exercisable/Unexercisable

Gary S. Goldstein         271,667/ 83,333                   206,458/ 20,417
 Chairman, Chief
 Executive Officer

Barry S. Roseman          150,000/ -0-                        252,500/ -0-
 President, Chief
 Operating Officer

___________________________________________

(1) This value is determined on the basis of the difference between the fair market value of the securities underlying the options and the exercise price at fiscal year end. The fair market value of Headway's common stock at fiscal year end was $4.375, which is the last sale price on December 31, 1999.


Report  of the Executive Compensation Committee of the  Board  Of
Directors On Executive Compensation

     The Executive Compensation Committee (the "Committee") of
Headway's Board of Directors sets the salaries and other compensation of Headway's executive officers, including the Chairman and Chief Executive Officer and other Named Executive
Officers. Compensation for these executive officers consists mainly of three items:

* Salaries which are the basis on which annual and long-term awards are based. It is intended that salaries be competitive, however, they are not performance-based, as are the annual and long-term elements.

* Annual incentive awards are based on Headway performance versus standards adopted early in the year. The Committee may include a subjective assessment in setting the award, but did not do so for 1999.

* Long term incentive awards consist of stock options and performance unit awards. No stock options were granted to any executive officers during 1999.

     The Committee put in place new annual and long-term incentive plans for the Chairman/Chief Executive Officer and President/Chief Operating Officer. The annual plan pays a percentage of salary dependent on the extent budgeted earnings per share for the year was met, exceeded, or not met.
Additionally, because of his position as President of Whitney, Gary S. Goldstein receives a percentage of salary dependent on the extent that the operating income budget for Whitney was met, exceeded or not met. The bonus percentages are shown in the following table.

                 Gary S. Goldstein         Barry S. Roseman
                   Chairman, CEO            President, COO
Maximum
   Headway             100%                      120%
   Whitney             100%                     ------
                       200%                      120%
Target
   Headway              50%                       60%
   Whitney              50%                     ------
                       100%                       60%
Threshold
   Headway              10%                       12%
   Whitney               5%                     ------
                        15%                       12%

     Additionally, the Committee put in place a new long-term incentive plan for the same individuals. It is a four-year plan with interim phasing. The first payment will be in 2000 for 1998-
1999 performance (two years). The second payment will be in 2001 for 1998-2000 performance (three years). This is followed by a payment in 2002 for 1998-2001 performance (four years). All three plans, use 1997 as the base year. These are performance unit plans with each unit in the described plans worth $1.
Payment is predicated on Headway's performance versus a peer group of companies in terms of earnings per share and stock price. Thus, while the annual plan is based on absolute performance, the long-term plan is based on Headway's performance relative to its peer group. Threshold, target and maximums are shown below.


                Gary S. Goldstein          Barry S. Roseman
                  Chairman, CEO             President, COO
Maximum
  1998-1999          $350,000                  $200,000
  1998-2000           525,000                   300,000
  1998-2001           700,000                   400,000

Target
  1998-1999          $150,000                  $100,000
  1998-2000           225,000                   150,000
  1998-2001           300,000                   200,000

Threshold
  1998-1999          $50,000                   $25,000
  1998-2000           75,000                    38,000
  1998-2001          100,000                    50,000

     The Committee met extensively during 1999 because it undertook direct responsibility for the design of the incentive plans when it became obvious that the costs for designing the program were going to run into the hundreds of thousands of dollars.

     Chief Executive Officer Compensation: The Committee set Mr.
Goldstein's salary at $352,375 per annum on July 1, 1999, this represents a $50,000 increase from his salary in effect since
January 1, 1999. It was believed this adjustment was necessary based on competitive data in order to properly establish the relationship with new annual and long-term incentive plans.

     The Committee also decided to do a one-year phase-in of the long-term incentive plan for Mr. Goldstein. Although earnings per share and stock price relative to the peer group would have resulted in an award of $175,000, since the year 1998 had already been concluded it did not seem appropriate to retroactively apply the full program. A payout at target of $75,000 was made.

     In accordance with the approved annual incentive plan, Whitney having come in at 126% of operating budget generated an annual incentive of $247,000 and Headway's earnings per share before non-recurring items being $0.50 per share, an additional award of $146,250 was made. The Committee in accordance with the incentive plan approved both these payments earlier in the year.
This total of $393,250 replaced a previous year amount of $450,000 based on qualitative and quantitative factors.

     Based on Headway's compound change in its earnings per share and stock price versus the identified peer group (those are shown in the cumulative stock graph following this report) Headway was found to be in the 92nd percentile in earnings per share and 83rd percentile in stock price thereby generating a cash payment of $350,000 in accordance with the terms of the plan approved by the Committee during the year.

     The Committee also approved in July 1999 a stock award to Mr. Goldstein of 125,000 shares with restrictions. Said restrictions shall lapse on the first occurrence of:

* Headway stock trades at or above $12 a share for at least 20 consecutive days (closing price) after December 31, 1999 but prior to December 31, 2004, or

* Headway stock trades at or above $15 a share (closing price) after January 1, 2005 but prior to March 31, 2006, or



*    June 30, 2006

     Section 162(m) of the Internal Revenue Code: This section of the Internal Revenue Code (the "Code") limits Headway to a deduction for federal income tax purposes of no more than $1,000,000 of compensation paid to any name executive officer in a taxable year. Compensation above $1,000,000 may be deducted if it is a "performance-based compensation" within the meaning of the Code. The shareholders approved, at its 1999 shareholders meeting, performance based compensation.

     Conclusion: The Committee will continue to monitor the annual and long-term compensation of the named executive officers making it contingent on Headway's performance, linking realization of rewards closely to increases in financial performance and shareholder value. Headway is committed to this philosophy of pay for performance, recognizing the competitive market for talented executives and the volatility of Headway's business may result in highly variable compensation for the period.

                              Members of the Compensation Committee

                              Bruce R. Ellig, Chair
                              G. Chris Anderson
                              E. Garrett Bewkes, III

Compensation Committee Interlocks and Insider Participation

     The members of the Executive Compensation Committee are listed above. The committee is composed solely of non-employee directors.


Performance Graph

                Headway Corporate Resources, Inc.

        Comparison of Five Year Cumulative Total Return*
Headway Corporate Resources, Inc., Russell 2000, and the Staffing
                   Industry Index 1994 to 1999



                       [Performance graph]



Cumulative Total Return*  1995    1996    1997    1998   1999

Headway Corporate           93    185     174     245     175
Resources, Inc.
Russell 2000               126    145     175     169     202
Staffing Industry Index    117    218     223     202     175
___________________________________________

* Cumulative Total Return assumes an initial investment of $100. No dividends were paid by Headway during the five-year period, so no assumption is made with respect to reinvestment.

     The Staffing Industry Index includes:  CDI Corporation,
Interim Services, Inc., Kelly Services, Inc., Labor Ready Inc.,
Manpower Inc., Modis Professional Services Inc., On Assignment
Inc., Personnel Group of America Inc., Remedy Temp, Inc., Robert
Half International Inc., Kforce.com, Inc., SOS Staffing Services
Inc., and StaffMark Inc.


     Item 12. Security Ownership Of Management And Principal
                          Stockholders

Principal Stockholders

     The following table sets forth as of April 15, 2000, the number and percentage of the outstanding shares of Common Stock which, according to the information supplied to Headway, were beneficially owned by each person who, to the knowledge of Headway, is the beneficial owner of more than 5% of the outstanding Common Stock. Except as otherwise indicated, the persons named in the table have sole voting and dispositive power with respect to all shares beneficially owned, subject to community property laws where applicable.

                                       Amount and Nature of
                                       Beneficial Ownership
                                      _________________________

                                                   Options,
                                       Common    Warrants and    Percent
                                       Shares     Rights (1)    of Class(2)

Gary S. Goldstein                    1,877,005     355,000         20.2
850 Third Avenue
New York, NY 10022

G. Chris Andersen (3)                  549,965      15,000          5.3
Anderson, Weinroth & Co., L.P.
1330 Avenue of the Americas
New York, NY 10019

GarMark Partners, L.P. (4)              -0-      2,410,681         18.4
1325 Avenue of the Americas
26th Floor
New York, NY 10019

Moore Global Investments, Ltd. (5)      -0-        896,057          7.7
Remington Investment Strategies, L.P.
c/o Moore Capital
1251 Avenue of the Americas
53rd Floor
New York, NY 10020

____________________________________________
(1)  These figures represent options and warrants that are vested or will vest within 60 days from the date as of which information is presented in the table.

(2) These figures represent the percentage of ownership of the named individuals assuming each of them alone has exercised his or her options, warrants, or conversion rights, and percentage ownership of all officers and directors of a group assuming all such purchase or conversion rights held by such individuals are exercised.

(3) Anderson, Weinroth & Co., L.P. ("AWLP"), is a Delaware private investment partnership. G. Chris Anderson and Stephen D.
Weinroth are the sole limited partners of AWLP. The general partner of


AWLP is A.W. & Co. GP Inc. ("AW Inc."), a Delaware corporation.
Messrs. Anderson and Weinroth are the sole stockholders, officers, and directors of AW Inc. As a result of these relationships, Messrs. Anderson and Weinroth and AW Inc. may be deemed to have shares voting and investment control over 500,000 shares of Common Stock held by AWLP. Mr. Anderson individually holds options to purchase 15,000 shares. The G. Chris Andersen
Family foundation, of which Mr. Andersen is a trustee, holds
49,965 shares of Common Stock.  Mr. Weinroth, AWLP, and AW Inc.
disclaim any beneficial ownership of the option held by Mr.
Andersen and the Common Stock held by the G. Chris Andersen
Family Foundation.

(4)  GarMark Partners, L.P., is the holder of Series F
Convertible Preferred Stock of Headway, which is convertible to the 2,390,681 shares of Common Stock, subject to adjustment in certain circumstances. E Garrett Bewkes, III, and Mark Solow are the Managing Members of GarMark Associates L.L.C., the general partner of GarMark Partners, L.P., and, therefore, these persons may be deemed to have shared voting and investment control with respect to such shares. Mr Bewkes serves as a non-employee director of Headway, for which he is entitled to receive annually
5,000 options to purchase Common Stock. Mr. Bewkes has elected to have all such options issued to GarMark Partners, L.P., so the figure in the table includes the options.

(5) Moore Capital Management, Inc. ("MCM"), is the discretionary investment manager of Moore Global Investments, Ltd., a Bahamian corporation ("MGI"). MGI is the holder of Series F Convertible
Preferred Stock of Headway, which is convertible to 734,767 shares of Common Stock, subject to adjustment in certain circumstances. Moore Capital Advisors, LLC ("MCA"), is the discretionary investment manager and general partner of Remington
Investment Strategies, L.P., a Delaware limited partnership
("RIS").  RIS is the holder of Series F Convertible Preferred
Stock of Headway, which is convertible to 161,290 shares of Common Stock, subject to adjustment in certain circumstances.
Louis M. Bacon is the Chairman and Chief Executive Officer, director, and controlling equity owner of both MCM and MCA.
Accordingly, Mr. Bacon and MCM, and Mr. Bacon and MCA, respectively, may be deemed to have shared voting and investment control with respect to the shares held, respectively, by MGI and RIS.

Management

     The following table sets forth as of April 15, 2000, the number and percentage of the outstanding shares of Common Stock which, according to the information supplied to Headway, were beneficially owned by (i) each person who is currently a director of Headway, (ii) each Named Executive Officer (as defined below), and (iii) all current directors and executive officers of Headway as a group. Except as otherwise indicated, the persons named in the table have sole voting and dispositive power with respect to all shares beneficially owned, subject to community property laws where applicable.


                                  Amount and Nature of
                                  Beneficial Ownership
                              ----------------------------
                                              Options,
                               Common       Warrants and      Percent of
                               Shares        Rights (1)        Class (2)

Gary S. Goldstein            1,877,005        355,000             20.2

Barry S. Roseman               383,629        150,000              4.9

G. Chris Andersen (3)          549,965         15,000              5.3

E. Garrett Bewkes, III (4)       -0-        2,410,681             18.4

Bruce R. Ell ig                 65,000         10,000              0.7

Ehud D. Laska                   79,580        135,000              2.0

Richard B. Salomon              49,965         15,000              0.6

All Executive officers and   3,005,144      3,090,681             44.2
 Directors as a Group (7 Persons)
____________________________________________

(1) These figures represent options and warrants that are vested or will vest within 60 days from the date as of which information is presented in the table.

(2) These figures represent the percentage of ownership of the named individuals assuming each of them alone has exercised his or her options, warrants, or conversion rights, and percentage ownership of all officers and directors of a group assuming all such purchase or conversion rights held by such individuals are exercised.

(3) The figure for Common Stock includes the 500,000 shares of Anderson, Weinroth & Co., L.P., because of the relationships described in Note (3) to the table for Principal Stockholders.

(4) The figure for options, warrants and rights includes the shares of GarMark Partners, L.P., because of the relationships described in Note (4) to the table for Principal Stockholders.

     Item 13. Certain Relationships and Related Transactions

Rights of Series F Stock

     In March 1998, Headway obtained $105,000,000 of financing consisting of $85,000,000 in debt and $20,000,000 of equity financing. The equity financing was obtained through the sale of 1,000 shares of Series F Convertible Preferred Stock of Headway
("Series F Stock").  GarMark Partners, L.P. ("GarMark"), Moore
Global Investments, Ltd. ("Moore"), and Remington Investment
Strategies, L.P. ("Remington"), purchased 666.67, 205, and 45 shares of the Series F Stock, respectively. The Series F Stock is convertible to Common Stock of Headway on the basis of the liquidation preference of the Series F Stock at a conversion price of $5.58 per share. Assuming GarMark, Moore, and Remington each converted their shares of Series F Stock, they would receive
2,390,681, 734,767, and 161,290 shares of


Common Stock, respectively, which together would represent approximately 23.5% of the outstanding shares assuming no other outstanding options, warrants, or rights were exercised.
Consequently, GarMark, Moore, and Remington would have, assuming conversion of their Series F Stock, a significant voice in any matter voted on by the stockholders of Headway.

     The terms of the Series F Stock also provide that GarMark has the right to designate for election one voting member of Headway's Board of Directors and one voting member of each committee of the Board. Each of GarMark and Moore also have the right to designate one non-voting observer of Headway's Board of Directors and one non-voting observer to each of the committees of the Board. Pursuant to these requirements, Headway appointed
E. Garrett Bewkes, III, the designee of GarMark, as a director of Headway and a member of each committee of the Board.

     If at any time there is a default in the payment of any dividend on the Series F Stock, which remains unpaid for four consecutive quarters, or if Headway fails to redeem any shares of Series F Stock when required at the election of the holders on the occurrence of a default or breach of the terms of the Series
F Stock, then Headway is required to increase the number of directors constituting the Board by such number that the number of directors nominated and elected by the holders of the Series F
Stock is at least one-third of the entire Board and the holders of the Series F Stock shall have the exclusive right to nominate and elect the new directors. In the event the default or breach is subsequently cured, the right of the holders of the Series F
Stock to nominate and elect one-third of the Board terminates.

     At the time the terms of the financing and Series F Stock were negotiated between Headway and the participants, none of the participants, including, GarMark, Moore, Remington, and E.
Garrett Bewkes, III, were affiliated with Headway.

Other Matters

     Richard B. Salomon, a director of Headway, is also a partner in the law firm of Salans Hertzfeld Heilbronn Christy & Viener, which represents Headway on various legal matters from time to time.


                           Signatures

     Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   Headway Corporate Resources, Inc.


Date:  April 27, 2000              By: /s/ Barry S. Roseman, President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Dated: April 27, 2000                /s/ Gary S. Goldstein, Principal
                                         Executive Officer and Director


Dated: April 27, 2000                /s/ Barry S. Roseman Principal
                                         Financial and Accounting Officer and
                                         Director


Dated: April 20, 2000                /s/ G. Chris Andersen, Director


Dated: April 27, 2000                /s/ E. Garrett Bewkes, III, Director


Dated April 27, 2000                 /s/ Bruce R. Ellig, Director


Dated: April 27, 2000                /s/ Ehud D. Laska, Director


Dated: April 27, 2000                /s/ Richard B. Salomon, Director




