Form 10-Q
period 2000-03-31
HEADWAY CORPORATE RESOURCES INC
filed 2000-05-11
CIK 914435

U.S. SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549

                              FORM 10-Q


     [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended March 31, 2000

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

                       Yes  [   ]   No [    ]

                APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
11,372,561 shares of common stock.

                               FORM 10-Q
             HEADWAY CORPORATE RESOURCES, INC. AND SUBSIDIARIES

                                    INDEX

                                                                     Page

PART I.     Financial Information

            Financial Statements

            Consolidated Balance Sheets
            March 31, 2000 (Unaudited) and December 31, 1999          3

            Unaudited Consolidated Statements of Operations
            Three Months Ended March 31, 2000 and 1999                4

            Unaudited Consolidated Statement of Stockholders' Equity
            Three Months Ended March 31, 2000                         5

            Unaudited Consolidated Statements of Cash Flows
            Three Months Ended March 31, 2000 and 1999                7

            Notes to Consolidated Financial Statements                8

            Management's Discussion and Analysis of
            Financial Condition and Results of Operations            11


PART II.    Other Information                                        13


            Signatures                                               13

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

             Headway Corporate Resources, Inc. and Subsidiaries

                         Consolidated Balance Sheets
                                 (Unaudited)
                           (Dollars In Thousands)

                                                  March 31,  December 31,
                                                     2000        1999
                                                ------------------------
Assets
Current assets:
 Cash and cash equivalents                      $    1,433   $    1,867
 Accounts receivable, trade, net                    64,321       53,555
 Prepaid expenses and other current assets           1,290          990
                                                -----------------------
Total current assets                                67,044       56,412

Property and equipment, net                          5,743        5,601

Intangibles, net                                    84,852       83,872
Deferred financing costs                             1,458        1,546
Other assets                                         1,079          988
                                                -----------------------
Total assets                                    $  160,176   $  148,419
                                                =======================

Liabilities and stockholders' equity
Current liabilities:
 Accounts payable                               $    1,292   $    2,389
 Accrued expenses                                    2,336        3,215
 Accrued payroll                                    14,780       14,241
 Capital lease obligations, current portion            454          435
 Long-term debt, current portion                        68          152
 Income taxes payable                                2,623          533
 Earnout payable                                     4,193        3,861
 Other liabilities                                      -         1,020
                                                -----------------------
Total current liabilities                           25,746       25,846

Capital lease obligations, less current portion        392           523
Long-term debt, less current portion                83,200        72,750
Deferred rent                                        1,221         1,246
Deferred income taxes                                   53            53

Stockholders' equity
 Preferred stock--$.0001 par value, 5,000,000
 shares authorized:
  Series F, convertible preferred stock-$.0001
  par value, 1,000 shares authorized, issued and
  outstanding (aggregate liquidation
  value $20,000)                                    20,000        20,000
 Common stock--$.0001 par value, 20,000,000 shares
  authorized, 11,372,561 shares issued and
  outstanding at March 31, 2000 and December 31,
  1999                                                   1             1
 Additional paid-in capital                         19,820        19,820
 Treasury stock at cost                             (3,211)       (3,191)
 Notes receivable                                     (102)         (126)
 Deferred compensation                                (425)         (440)
 Retained earnings                                  13,459        11,929
 Other comprehensive income                             22             8
                                                 -----------------------
Total stockholders' equity                          49,564        48,001
Total liabilities and stockholders' equity       $ 106,176    $  148,419
                                                 =======================

See accompanying notes

             Headway Corporate Resources, Inc. and Subsidiaries

                    Consolidated Statements of Operations
                                 (Unaudited)
                           (Dollars In Thousands)


                                                      Three months ended
                                                           March 31,
                                                      2000           1999
                                                  ---------------------------
Revenues:                                         $  96,315         $  92,653

Operating expenses:
 Direct costs                                        69,896            69,730
 Selling, general and administrative                 20,141            16,978
 Termination of employment contract                       -             2,329
 Depreciation and amortization                        1,280             1,016
                                                  ---------------------------
                                                     91,317            90,053

Operating income                                      4,998             2,600

Other (income) expenses:
 Interest expense                                     1,848             1,459
 Interest income                                        (23)              (27)
                                                  ---------------------------
                                                      1,825             1,432

Income before income tax expense                      3,173             1,168

Income tax expense                                    1,354               519
                                                  ---------------------------
Net income                                            1,819               649

Preferred dividend requirements                        (289)             (275)
                                                  ---------------------------
Net income available for common stockholders      $   1,530        $      374
                                                  ===========================
Basic earnings per common share                   $     .14        $      .04
                                                  ===========================
Diluted earnings per common share                 $     .13        $      .04
                                                  ===========================

See accompanying notes

             Headway Corporate Resources, Inc. and Subsidiaries

               Consolidated Statement of Stockholders' Equity
                      Three Months Ended March 31, 2000
                                 (Unaudited)
                           (Dollars in thousands)

                           Series F Convertible                   Additional
                             Preferred  Stock      Common Stock     Paid-in       Treasury Stock
                             Shares   Amount     Shares    Amount   Capital    Shares       Amount
Balance - December 31, 1999  1,000    $20,000  11,372,561   $   1  $ 19,820  (670,100)   $  (3,191)
Repayment of notes receivable    -          -           -       -         -         -            -
Amortization of stock-based      -          -           -       -         -         -            -
 compensation
Preferred stock dividends        -          -           -       -         -         -            -
Purchase of treasury stock       -          -           -       -         -    (5,000)         (20)
Translation adjustment           -          -           -       -         -         -            -
Net income                       -          -           -       -         -         -            -
Comprehensive income             -          -           -       -         -         -            -
Balance - March 31, 2000     1,000    $20,000  11,372,561  $    1  $ 19,820  (675,100)   $  (3,211)

             Headway Corporate Resources, Inc. and Subsidiaries

                      Three Months Ended March 31, 2000
                                 (Unaudited)
                           (Dollars in thousands)

                                                                 Accumulated
                                                                    Other         Total
                               Notes      Deferred    Retained  Comprehensive  Stockholders'
                            Receivable  Compensation  Earnings      Income        Equity
Balance - December 31, 1999  $  (126)    $  (440)     $ 11,929     $   8        $ 48,001
Repayment of notes receivable     24                                                  24
Amortization of stock-based                   15                                      15
 compensation
Preferred stock dividends                                 (289)                     (289)
Purchase of treasury stock                                                           (20)
Translation adjustment                                               14               14
Net income                                               1,819                     1,819
Comprehensive income                                                               1,833
Balance - March 31, 2000    $  (102)    $   (425)     $ 13,459     $ 22         $ 49,564

             Headway Corporate Resources, Inc. and Subsidiaries

                    Consolidated Statements of Cash Flows
                                 (Unaudited)
                               (In thousands)

                                                     Three months ended
                                                          March 31,
                                                      2000          1999
                                                   ------------------------
Operating activities
Net Income                                         $    1,819     $     649
Adjustments to reconcile net income to net cash
 (used in) operating activities:
  Depreciation and amortization                         1,280         1,016
  Amortization of deferred financing costs                 88            86
  Provision for bad debt                                  117           168
  Amortization of deferred compensation                    15             -

Changes in assets and liabilities:
  Accounts receivable                                 (10,883)       (9,768)
  Prepaid expenses and other assets                      (391)         (323)
  Accounts payable and accrued expenses                (1,983)          864
  Accrued payroll                                         539         2,175
  Income taxes payable                                  2,090           446
  Deferred rent                                           (25)            -
                                                   ------------------------
Net cash (used in) operating activities                (7,334)       (4,687)
                                                   ------------------------
Investing activities
Expenditures for property and equipment                  (463)        (430)
Repayment from notes receivable                            24           17
Cash paid for acquisitions                             (1,600)      (1,486)
Net cash (used in) investing activities                (2,039)      (1,899)

Financing activities
Proceeds from long-term debt                           10,450        6,200
Repayment of long-term debt                               (84)         (73)
Payment of capital lease obligations                     (112)         (97)
Payments of loan acquisition fees                           -          (10)
Payments of other loans                                (1,020)           -
Purchase of treasury stock                                (20)        (268)
Cash dividends paid                                      (289)        (275)
                                                   -----------------------
Net cash provided by financing activities               8,925        5,477
                                                   -----------------------
Effect of exchange rate changes on  cash and
 cash equivalents                                         14          (10)

(Decrease) in cash and cash equivalents                 (434)      (1,119)
Cash and cash equivalents at beginning of period       1,867        4,157
Cash and cash equivalents at end of period         $   1,433    $   3,038
                                                   ======================
Supplemental disclosures of cash flow information
Cash paid during the period for:
  Interest                                         $   1,645    $   1,373
  Income taxes                                     $     142    $      44

             HEADWAY CORPORATE RESOURCES, INC. AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               March 31, 2000

(1)  BASIS OF PRESENTATION

Headway Corporate Resources, Inc. and its wholly owned subsidiaries provide strategic staffing solutions and personnel worldwide. Its operations include information technology staffing, temporary staffing, contract staffing, permanent placement and executive search. Headquartered in New York, the Company also has offices in California, Connecticut, Florida, New Jersey, North Carolina, Virginia, and Texas and executive search offices in New York, Illinois, Massachusetts, the United Kingdom, Japan, Hong Kong and Singapore. These consolidated financial statements include the accounts of Headway Corporate Resources, Inc. and its subsidiaries (collectively referred to as the "Company").

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim  financial information and with the instructions  to  Form  10-Q  and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000.

The balance sheet at December 31, 1999 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

For further information, refer to the consolidated financial statements amendment no. 1 to the company's form 10-K for the year ended December 31, 1999.


(2) INTANGIBLES

During the quarter ended March 31, 2000, additional purchase price of $1,932,000 was recorded as goodwill upon the determination that the earnouts had been met on certain acquisitions made in 1998.

(3) TERMINATION OF EMPLOYMENT CONTRACT

In March 1999, the Company incurred costs of $2,329,000 associated with the termination of an employment contract.

 (4) EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share for the three months ended March 31, 2000 and 1999:

                                                          2000        1999
                                                      -----------------------
Numerator:
Net income                                            $ 1,819,000  $  649,000
 Preferred dividend requirements                         (289,000)   (275,000)
                                                      -----------------------
 Numerator  for basic earnings per share  -  net
  income available for common stockholders              1,530,000     374,000

Effect of dilutive securities:
 Preferred dividend requirements                          289,000     275,000
                                                      -----------------------
 Numerator for diluted earnings per share - net income
  available for common stockholders after
  assumed conversions                                 $ 1,819,000  $  649,000
                                                      =======================
Denominator:
  Denominator for basic earnings per share -
   weighted average shares                             10,572,571  10,354,981

  Effect of dilutive securities:
   Stock options, warrants and restricted
    common stock                                          202,420     640,950
   Convertible preferred stock                          3,584,299   3,584,299
                                                      -----------------------
   Dilutive potential common stock                      3,786,719   4,225,249
   Denominator for diluted earnings per share -
    adjusted weighted- average shares and
    assumed conversions                               $14,359,290  14,580,230
                                                      =======================
Basic earnings per share                              $       .14 $       .04
                                                      =======================
Diluted earnings per share                            $       .13 $       .04
                                                      =======================

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

                                                       Executive
                                        Staffing         Search
Three months ended March 31, 2000       Services        Services      Total
-------------------------------------------------------------------------------
Revenues                            $  84,927,000   $ 11,388,000   $ 96,315,000
Segment   profit                          469,000      1,850,000      2,319,000

                                                       Executive
                                        Staffing         Search
Three months ended March 31, 1999       Services        Services      Total
-------------------------------------------------------------------------------
Revenues                            $  83,960,000  $   8,693,000  $  92,653,000
Segment profit                          1,065,000      1,484,000      2,549,000

                                      Three months ended March 31,
Reconciliation to net income            2000             1999
----------------------------------------------------------------
Total profit for reportable segments $ 2,319,000   $   2,549,000
 Unallocated amounts:
  Interest expense                       (78,000)        (87,000)
  Corporate overhead                    (796,000)       (859,000)
  Termination of employment  contract          -      (2,329,000)
  Income tax benefit                     374,000       1,375,000
                                     ---------------------------
Net income (loss)                    $ 1,819,000   $     649,000
                                     ===========   =============

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations

Overview

The Company had strong financial performance for the first quarter of 2000 achieving record revenues and operating income. The executive search segment exhibited strong growth due to the continued demand for high level personnel in the financial services industry. The staffing business started off slowly in the area of information technology as expected due to the Year 2000 transition but has begun to pick up in the second quarter. The Company expects this trend to continue as long as there is no drastic change in the economy or the financial services industry. The Company expects to continue to grow both internally and through acquisitions.

Consolidated

Revenues increased $3,662,000 or 4% to $96,315,000 for the three months ended March 31, 2000, from $92,653,000 for the same period in 1999. The increase was attributable to the executive search acquisition completed in the latter part of 1999 as well as strong internal growth from the executive search segment.

The executive search subsidiary, Whitney Partners, LLC (Whitney), contributed $11,388,000 to consolidated revenues in the first quarter of 2000, an increase of $2,695,000 from $8,693,000 for the same period in 1999. This increase is attributable to the Tyzack acquisition completed in the latter part of 1999, as well as internal growth.

The staffing subsidiary, Headway Corporate Staffing Services, Inc. (HCSS) contributed revenues of $84,927,000 to consolidated revenues in the first quarter of 2000, an increase of $967,000 from $83,960,000 for first quarter of 1999. Revenues were only slightly ahead of 1999 as the information technology staffing business has not come back to the level that it was a year ago. With the Year 2000 transition completed, it is management's expectation that the demand for information technology specialists will increase significantly.

Total operating expenses increased $1,264,000 to $91,317,000 for the three months ended March 31, 2000, from $90,053,000 for the same period in 1999. Direct costs decreased as a percentage of revenues to 72.6% in 2000 from
75.3% in 1999. The decrease is a result of the Company's business mix. Specifically, the executive search business that has no direct costs has grown versus the first quarter of 1999 while the staffing companies have remained relatively flat. Direct costs for HCSS declined slightly as a percentage of HCSS revenue to 82.3% for the three months ended March 31, 2000, from 83.1% for the same period in 1999. Selling, general and administrative expenses increased as a percentage of revenues from 18.3% in first quarter 1999 to 20.9% in first quarter 2000. The increase relates primarily to higher compensation expense related to the growth in revenues from executive search.

Included in the operating expenses for the first quarter of 1999 was a special charge of $2,329,000 paid in connection with the termination of an employment agreement.

Whitney's operating expenses increased $1,902,000 to $7,962,000 in the first quarter of 2000, from $6,060,000 for the same period last year. This increase is primarily a result of higher compensation expense directly related to the increase in revenue as well as the operating expenses of Tyzack that was acquired in the latter part of 1999.

Operating income increased 92% or $2,398,000 to $4,998,000 for the three months ended March 31, 2000, compared to $2,600,000 for the three months ended March 31, 1999. The increase is primarily related to the $2,329,000 termination payment made in 1999. Excluding this payment, operating income increased 1.4% to $4,998,000 for the three months ended March 31, 2000, compared to $4,929,000 for the same period in 1999.


Liquidity and Capital Resources

Cash used in operations during the three months ended March 31, 2000 was $7,334,000. The cash used in 2000 was primarily attributable to an increase in accounts receivable, partially offset by an increase in income taxes payable.

For the three months ended March 31, 2000, the Company used $2,039,000 in investing activities almost exclusively for earnout payments for acquisitions completed during 1997 and 1998 and capital expenditures. This compares to cash used in investing activities of $1,899,000 for the same period in 1999. The cash used for investing activities in 1999 also related primarily to earnout payments for acquisitions completed during 1997 and 1998 as well as capital expenditures.

Total net cash received from financing activities was $8,925,000 for the three months ended March 31, 2000, compared to net cash provided by financing activities of $5,477,000 for the same period in 1999. The cash generated in 2000 was a result of additional borrowings under the Company's senior credit facility.

The Company's working capital improved to $41,298,000 at March 31, 2000, from $30,566,000 at December 31, 1999. Management expects that the Company's working capital position will be sufficient to meet all of the working capital needs for the remainder of the year. In addition, at March 31, 2000, the Company had approximately $27 million available under its senior credit facility.

Impact of Year 2000

In prior years, Headway discussed the nature of its plans related to Year
2000 compliance. As a result of those planning efforts, Headway experienced no significant disruptions in mission critical information technology and non-information technology systems and believes those systems successfully responded to the Year 2000 date change. The costs associated with Year 2000 compliance was nominal. Headway is not aware of any material problems resulting from Year 2000 issues with its internal systems or the services of third parties. Headway will continue to monitor its mission critical computer applications and those of its supplier and vendors throughout the year to ensure that any latent Year 2000 matters that may arise are addressed properly.

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