Form 10-Q
period 2000-06-30
HEADWAY CORPORATE RESOURCES INC
filed 2000-08-18
CIK 914435

U.S. SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                                FORM 10-Q


     [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended June 30, 2000

                                   OR

     [    ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934

        For the transition period from         to

                           Commission File No. 1-16025

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

                                  INDEX

                                                                Page

PART I.     Financial Information

            Financial Statements

               Consolidated Balance Sheets-
               June 30, 2000 (Unaudited) and December 31, 1999    3

               Unaudited Consolidated Statements of Income-
               Three and Six Months Ended June 30, 2000 and 1999  4

               Unaudited Consolidated Statement of Stockholders'
               Equity- Six Months Ended June 30, 2000             5

               Unaudited Consolidated Statements of Cash Flows-
               Six Months Ended June 30, 2000 and 1999            6

               Notes to Consolidated Financial Statements         7

            Management's Discussion and Analysis of
            Financial Condition and Results of Operations        10


PART II.    Other Information                                    12

Signatures                                                       12

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

           Headway Corporate Resources, Inc. and Subsidiaries

                       Consolidated Balance Sheets
                         (Dollars In Thousands)

                                              June 30, 2000   December 31, 1999
                                              ---------------------------------
                                                (Unaudited)
Assets
Current assets:
Cash and cash equivalents                        $   1,635       $   1,867
Accounts receivable, trade- net                     66,130          53,555
Prepaid expenses and other current assets            1,331             990
                                              ---------------------------------
Total current assets                                69,096          56,412

Property and equipment, net                          5,940           5,601
Intangibles, net                                    84,599          83,872
Deferred financing costs                             1,356           1,546
Other assets                                         1,066             988
                                              ---------------------------------
Total assets                                     $ 162,057       $ 148,419
                                              =================================

Liabilities and stockholders' equity
Current liabilities:
Accounts payable                                 $   1,601       $   2,389
 Accrued expenses                                    4,361           3,215
 Accrued payroll                                    17,515          14,241
Capital lease obligations, current portion             444             435
Long-term debt, current portion                         68             152
Income taxes payable                                 2,104             533
Earnout payable                                      2,455           3,861
Other liabilities                                        -           1,020
                                               --------------------------------
Total current liabilities                           28,548          25,846

Capital lease obligations, less current portion        275             523
Long-term debt, less current portion                81,000          72,750
Deferred rent                                        1,195           1,246
Deferred income taxes                                   53              53

Stockholders' equity
Preferred stock---$.0001 par value, 5,000,000
shares authorized:
 Series F, convertible preferred stock-$.0001 par
  value, 1,000 shares authorized, issued and
  outstanding [aggregate liquidation value
  $20,000]                                          20,000         20,000
Common stock-$.0001 par value, 20,000,000 shares
  authorized; 11,372,561 shares issued and
  outstanding at June 30, 2000 and December 31,
  1999                                                   1              1
Additional paid-in capital                          19,820         19,820
Treasury stock at cost                              (3,211)        (3,191)
Notes receivable                                       (90)          (126)
Deferred compensation                                 (408)          (440)
Retained earnings                                   14,886         11,929
Other comprehensive income                             (12)             8
                                              ---------------------------------
Total stockholders' equity                          50,986         48,001
                                              ---------------------------------
Total liabilities and stockholders' equity       $ 162,057      $ 148,419
                                              =================================

See accompanying notes

           Headway Corporate Resources, Inc. and Subsidiaries

                    Consolidated Statements of Income
                               (Unaudited)
                         (Dollars In Thousands)


                          Three months ended June 30,  Six months ended June 30,
                                2000       1999            2000        1999
                          ------------------------------------------------------

Revenues                     $ 96,655    $ 92,172       $ 192,970   $ 184,826

Operating expenses:
 Direct costs                  70,478      71,042         140,374     140,772
 Selling, general and
  administrative               19,698      14,885          39,839      31,863
 Termination of employment
  contract                          -           -               -       2,329
 Depreciation and amortization  1,292       1,046           2,572       2,062
                          ------------------------------------------------------
                               91,468      86,973         182,785     177,026

Operating income                5,187       5,199          10,185       7,800

Other (income) expenses:
  Interest expense              2,050       1,576           3,898       3,036
  Interest income                 (32)         (3)            (55)        (30)
                          ------------------------------------------------------
                                2,018       1,573           3,843       3,006

Income before income
 tax expense                    3,169       3,626           6,342       4,794

Income tax expense              1,367       1,543           2,721       2,061
                          ------------------------------------------------------

Net Income                      1,802       2,083           3,621       2,733

Preferred dividend requirements  (375)       (275)           (664)       (550)
                          ------------------------------------------------------
Net income available for
 common stockholders         $  1,427    $  1,808        $  2,957     $ 2,183
                          ======================================================

Basic earnings per common
 share:                      $    .14    $    .18        $    .28     $   .21
                          ======================================================
Diluted earnings per common
  share:                     $    .13    $    .15        $    .25     $   .19
                          ======================================================

See accompanying notes

            Headway Corporate Resources, Inc. and Subsidiaries

             Consolidated Statement of Stockholders' Equity
                     Six Months Ended June 30, 2000
                               (Unaudited)
                         (Dollars in Thousands)

-----------------------------------------------------------------------------------------------------
                             Series F Convertible                  Additional
                               Preferred Stock     Common Stock      Paid-in      Treasury Stock
                              Shares   Amount     Shares   Amount    Capital    Shares      Amount
-----------------------------------------------------------------------------------------------------
Balance - December 31, 1999    1,000  $ 20,000   11,372,561  $   1   $ 19,820  (670,100)  $ (3,191)
Repayment of notes receivable      -         -            -      -          -         -          -
Amortization of stock-based
 compensation                      -         -            -      -          -         -          -
Preferred stock dividends          -         -            -      -          -         -          -
Purchase of treasury stock         -         -            -      -          -    (5,000)       (20)
Translation adjustment             -         -            -      -          -         -          -
Net income                         -         -            -      -          -         -          -
Comprehensive income               -         -            -      -          -         -          -
-----------------------------------------------------------------------------------------------------
Balance - June 30, 2000        1,000  $ 20,000   11,372,561  $   1   $ 19,820  (675,100)  $ (3,211)
-----------------------------------------------------------------------------------------------------


           Headway Corporate Resources, Inc. and Subsidiaries

        Consolidated Statement of Stockholders' Equity, Continued
                     Six Months Ended June 30, 2000
                               (Unaudited)
                         (Dollars in thousands)

-------------------------------------------------------------------------------------------
                                                                 Accumulated
                                                                    Other          Total
                                 Notes     Deferred   Retained  Comprehensive  Stockholders'
                              Receivable Compensation Earnings     Income         Equity
-------------------------------------------------------------------------------------------
Balance - December 31, 1999   $  (126)     $ (440)    $ 11,929     $   8        $ 48,001
Repayment of notes receivable      36           -            -         -              36
Amortization of stock-based
  compensation                      -          32            -         -              32
Preferred stock dividends           -           -         (664)        -            (664)
Purchase of treasury stock          -           -            -         -             (20)
Translation adjustment              -           -            -       (20)            (20)
Net income                          -           -        3,621         -           3,621
Comprehensive income                -           -            -         -           3,601
-------------------------------------------------------------------------------------------
Balance - June 30, 2000       $   (90)     $ (408)    $ 14,886     $ (12)       $ 50,986
-------------------------------------------------------------------------------------------

           Headway Corporate Resources, Inc. and Subsidiaries

                  Consolidated Statements of Cash Flows
                               (Unaudited)
                         (Dollars In Thousands)

                                                 Six months ended June 30,
                                                     2000        1999
                                                 -------------------------
Operating activities:
Net income                                        $  3,621    $  2,733
Adjustments to reconcile net income to net cash
 (used in) provided by operating activities:
  Depreciation and amortization                      2,572       2,062
  Amortization of deferred financing costs             193         172
  Provision for bad debt                               244         285
  Amortization of deferred compensation                 32          -
Changes in assets and liabilities net of effect
 of acquisitions:
  Accounts receivable                              (12,819)    (7,065)
  Prepaid expenses and other assets                   (419)      (170)
  Accounts payable and accrued expenses                312        534
  Accrued payroll                                    3,274      2,522
  Income taxes payable                               1,571        603
  Deferred rent                                        (51)         -
                                               -------------------------
Net cash (used in) provided by operating
 activities                                         (1,470)     1,676
                                               -------------------------

Investing activities:
Expenditures for property and equipment               (976)      (921)
Repayment from notes receivable                         36         25
Cash paid for acquisitions                          (4,025)    (9,109)
                                               ------------------------
Net cash (used in) investing activities             (4,965)   (10,005)
                                               ------------------------

Financing activities:
Net proceeds from revolving credit line              8,250      9,450
Repayment of long-term debt                            (84)       (73)
Payment of capital lease obligations                  (239)      (201)
Payments of loan acquisition fees                        -       (164)
Payments of other loans                             (1,020)         -
Purchase of treasury stock                             (20)    (1,553)
Cash dividends paid                                   (664)      (550)
                                               ------------------------
Net cash provided by financing activities            6,223      6,909
                                               ------------------------

Effect of exchange rate changes on cash and cash
   equivalents                                         (20)       (11)

Decrease in cash and cash equivalents                 (232)    (1,431)
Cash and cash equivalents at beginning of period     1,867      4,157
                                               ------------------------
Cash and cash equivalents at end of period        $  1,635   $  2,726
                                               ========================

Supplemental disclosures of cash flow information
Cash paid during the year for:
Interest                                          $  3,256   $  2,864
                                               ========================
Income taxes                                      $  1,189   $  1,441
                                               ========================

           HEADWAY CORPORATE RESOURCES, INC. AND SUBSIDIARIES

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              June 30, 2000

(1)  BASIS OF PRESENTATION


Headway  Corporate  Resources,  Inc. and its  wholly  owned  subsidiaries provide strategic staffing solutions and personnel worldwide. Its operations include information technology staffing, temporary staffing, contract staffing, permanent placement and executive search. Headquartered in New York, the Company also has offices in California, Connecticut, Florida, New Jersey, North Carolina, Virginia, and Texas. The Company also has executive search offices in New York, Illinois, Massachusetts, the United Kingdom, Japan, Hong Kong and Singapore. These consolidated financial statements include the accounts of Headway Corporate Resources, Inc. and its subsidiaries (collectively referred to as the "Company").

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000.

The balance sheet at December 31, 1999 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

For further information, refer to the consolidated financial statements amendment no. 1 to the Company's form 10-K for the year ended December 31, 1999

(2) INTANGIBLES

During the six months ended June 30, 2000, additional purchase price of $2,619,000 was recorded as goodwill upon the determination that the earnouts had been met on certain acquisitions made in 1998 and 1999.

(3) TERMINATION OF EMPLOYMENT CONTRACT

In March 1999, the Company incurred costs of $2,329,000 associated with the termination of an employment contract.

(4) EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

                                          Three months ended June 30,  Six months ended June 30,
                                              2000          1999          2000        1999
                                          ------------------------------------------------------
Numerator:
 Net income                               $ 1,802,000  $ 2,083,000     $ 3,621,000   $ 2,733,000
 Preferred dividend requirements             (375,000)    (275,000)       (664,000)     (550,000)
                                          ------------------------------------------------------

 Numerator for basic earnings per share--net
  income available for common stockholders  1,427,000    1,808,000       2,957,000     2,183,000

 Effect of dilutive securities:
  Preferred dividend requirements             375,000      275,000         664,000       550,000
                                          ------------------------------------------------------
 Numerator for diluted earnings per share
  - net income available for common
  stockholders after assumed conversions  $ 1,802,000  $ 2,083,000     $ 3,621,000   $ 2,733,000
                                          ======================================================
Denominator:
 Denominator for basic earnings per share--
  weighted average shares                  10,572,461   10,165,245      10,572,516    10,259,589

 Effect of dilutive securities:
  Stock options and warrants                   54,907      448,918         128,680       544,934
  Convertible preferred stock               3,584,299    3,584,299       3,584,299     3,584,299
                                          ------------------------------------------------------
  Dilutive potential common stock           3,639,206    4,033,217       3,712,979     4,129,233
  Denominator for diluted earnings per share
   -adjusted weighted-average shares and
    assumed conversions                    14,211,667   14,198,462      14,285,495    14,388,822
                                          ======================================================

Basic earnings per share                   $      .14   $      .18      $      .28    $      .21
                                          ======================================================
Diluted earnings per share                 $      .13   $      .15      $      .25    $      .19
                                          ======================================================

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

                  Three months ended June 30, 2000     Three months ended June 30, 1999
                  ---------------------------------------------------------------------
                    Staffing     Executive Search        Staffing    Executive Search
                  ---------------------------------------------------------------------
Revenue           $ 87,359,000   $ 9,296,000           $ 86,160,000   $ 6,012,000

Segment profit       1,045,000     1,271,000              1,581,000     1,016,000



                   Six months ended June 30,2000       Six months ended June 30,1999
                   -------------------------------------------------------------------
                    Staffing     Executive Search        Staffing    Executive Search
                   -------------------------------------------------------------------
Revenues         $ 172,286,000  $ 20,684,000          $ 170,120,000  $ 14,706,000
Segment profit       1,514,000     3,121,000              2,646,000     2,500,000


A reconciliation of combined segment profit to consolidated net income is as follows:


                                     Three months ended June 30    Six months ended June 30
                                         2000           1999           2000        1999
                                     -------------------------------------------------------
Total profit for reportable segments  $ 2,316,000   $ 2,597,000    $ 4,635,000  $ 5,146,000
Unallocated amounts:
Interest expense                         (115,000)      (85,000)      (193,000)    (172,000)
Corporate overhead                       (785,000)     (793,000)    (1,581,000)  (1,652,000)
Termination of employment contract              -             -              -   (2,329,000)
Income tax benefit                        386,000       364,000        760,000    1,740,000
                                     -------------------------------------------------------
Net income                            $ 1,802,000   $ 2,083,000    $ 3,621,000  $ 2,733,000
                                     -------------------------------------------------------


(6) LONG-TERM DEBT AND CREDIT FACILITIES

On August 18, 2000 the Company's lenders agreed to amend its Senior Credit Facility. The amendment includes, among other changes, changes to certain financial covenants, a reduction of the facility size from $100 million to $85 million and a change in the maturity date from March 18, 2003 to April 18, 2002.

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations

Overview

The company had solid financial performance for the second quarter of 2000 achieving record revenues. The staffing business experienced a strong second quarter with the exception of information technology. This is due primarily to the very limited supply of information technology professionals with web-based applications experience. In July 2000, the Company announced the signing of a contract with Shanghai Foreign Service Company Ltd., ("FSCO") to be the exclusive agent representing information technology consultants from the People's Republic of China to work in the United States. The Company believes that this could have a significant impact on the Company's ability to solve the supply issue for its clients.

The executive search segment was softer than expected in the second quarter as more candidates than usual received extremely aggressive counter offers from current employers. The Company does not believe that this trend will continue, however if it does it will only impact the length of time it takes to complete the search process and not the demand for the Company's services.

Consolidated

Revenues increased $4,483,000 or 5% to $96,655,000 for the three months ended June 30, 2000, from $92,172,000 for the same period in 1999. For the six months ended June 30, 2000, revenues were $192,970,000, an increase of 4% from $184,826,000 a year earlier. These increases are attributable to the executive search acquisition completed in the latter part of 1999, as well as internal growth.

The executive search subsidiary, Whitney Partners, LLC (Whitney), contributed $9,296,000 to consolidated revenues in the second quarter of 2000, an increase of $3,284,000 from $6,012,000 for the same period in 1999. For the six months ended June 30, 2000, Whitney revenues were $20,684,000, an increase of 41% from $14,706,000 a year earlier. This increase is attributable to the Tyzack acquisition completed in the latter part of 1999, very strong performance from the Company's existing executive search practice in the United Kingdom, continued improvement in Asia and growth in the Company's e-commerce search practice in Chicago.

The staffing subsidiary, Headway Corporate Staffing Services, Inc. (HCSS) contributed revenues of $87,359,000 to consolidated revenues in the second quarter of 2000, an increase of $1,199,000 from $86,160,000 for second quarter of 1999. For the six months ended June 30, 2000, HCSS revenues were $172,286,000, an increase of 1.3% from $170,120,000 a year earlier. Revenues were only slightly ahead of 1999, as the information technology staffing business has not come back to the level that it was a year ago. The primary reason for the softness in information technology is the lack of a qualified supply of information technology professionals in the relatively new area of web-based applications.

Total operating expenses increased $4,495,000 to $91,468,000 for the three months ended June 30, 2000, from $86,973,000 for the same period in 1999. Direct costs decreased as a percentage of revenues to 72.9% in 2000 from 77.1% in 1999. For the six months, operating expenses increased $5,759,000 to $182,785,000 from $177,026,000 for the same period in 1999. For the six months, direct costs decreased as a percentage of revenues to 72.7% in 2000 from 76.2% in 1999. The decrease in direct costs as a percentage of revenues is a result of the Company's changing business mix. Specifically, the executive search business that has no direct costs is becoming a larger percentage of the Company's total revenues. In addition, the Company experienced an increase in the demand for permanent employees from its clients, which also has no direct costs.

Direct costs for HCSS decreased as a percentage of HCSS revenues to 80.7% for the three months ended June 30, 2000, from 82.4% for the same period in 1999. For the six months, direct costs for HCSS declined as a percentage of HCSS revenue to 81.5% from 82.7% last year. The decrease in direct costs as a percentage of revenues is a result of the Company's mix of business, which was more heavily weighted toward the higher margin permanent placements. Selling, general and administrative expenses increased as a percentage of revenues from 16.1% in the second quarter 1999 to 20.4% in the second quarter 2000. For the six months, selling, general and administrative expenses increased as a percentage of revenues from 17.2% in 1999 to 20.6% in 2000. The increase in selling, general and administrative expenses is primarily attributable to the higher commission expense associated with higher revenues generated from permanent placements.

Included in operating expenses for the first quarter of 1999 is a special charge of $2,329,000 paid in connection with the termination of an employment agreement.

Whitney's operating expenses increased $2,533,000 to $6,701,000 in the second quarter of 2000, from $4,168,000 for the same period last year. For the six months of 2000, Whitney's operating expenses increased $4,434,000 to $14,663,000 in 2000 as compared to $10,229,000 in 1999.
This increase is primarily a result of higher compensation expense directly related to the increase in revenue, as well as the operating expenses of Tyzack that was acquired in the latter part of 1999.

Operating income decreased $12,000 to $5,187,000 for the three months ended June 30, 2000, compared to $5,199,000 for the three months ended June 30, 1999. For the six month period ended June 30, 2000 operating income increased 31% or $2,385,000 to $10,185,000 compared to $7,800,000 for the comparable period in 1999. Included in the 1999 six month operating income is the $2,329,000 termination payment paid in the first quarter. Excluding this payment, operating income increased $56,000 for the six months ended June 30, 2000, compared to the same period in 1999.

Net income decreased $281,000 to $1,802,000 for the three months ended June 30, 2000, compared to $2,083,000 for the same period in 1999. Net income increased $888,000 to $3,621,000 for the six months ended June 30, 2000, compared to $2,733,000 for the same period in 1999. This increase includes the termination payment in the first quarter of 1999, which had an after tax effect of $1,351,000. Excluding this item, net income decreased 11.3% to $3,621,000 for the six months ended June 30, 2000, compared to $4,084,000 for the same period in 1999. The decrease in net income was attributable to higher interest expense as a result of the increase in debt and higher interest rates.

Liquidity and Capital Resources

Cash used in operations during the six months ended June 30, 2000 was $1,470,000 compared with cash provided by operations of $1,676,000 for the comparable period in 1999. The cash used in 2000 was primarily attributable to an increase in accounts receivable, partially offset by an increase in accrued payroll and income taxes payable.

For the six months ended June 30, 2000, the Company used $4,965,000 in investing activities compared to $10,005,000 for the same period in 1999. The cash used for investing activities in 2000 and in 1999 related primarily to payments for acquisitions completed during 1997, 1998 and 1999 as well as capital expenditures.

Total net cash provided from financing activities was $6,223,000 for the six months ended June 30, 2000, compared to net cash provided by financing activities of $6,909,000 for the same period in 1999. The cash generated in 2000 and 1999 was a result of additional borrowings under the Company's senior credit facility.

The Company's working capital improved to $40,548,000 at June 30, 2000, from $30,566,000 at December 31, 1999. Management expects that the Company's working capital position will be sufficient to meet all of the working capital needs for the remainder of the year. In addition, at June 30, 2000, the Company had approximately $8,000,000 available under its senior credit facility.

Year 2000 Compliance

In prior years, Headway discussed the nature of its plans related to Year 2000 compliance. As a result of those planning efforts, Headway experienced no significant disruptions in mission critical information technology and non-information technology systems and believes those systems successfully responded to the Year 2000 date change. The costs associated with Year 2000 compliance were nominal. Headway is not aware of any material problems resulting from Year 2000 issues with its internal systems or the services of third parties. Headway will continue to monitor its mission critical computer applications and those of its supplier and vendors throughout the year to ensure that any latent Year 2000 matters that may arise are addressed properly.

PART II.  OTHER INFORMATION

ITEM 5. OTHER INFORMATION
Headway applied for listing of its common stock on the American Stock Exchange, ("AMEX") which was approved, and trading of our common stock on AMEX commenced August 3, 2000, under the symbol "HEA." Headway's Common Stock traded on the Nasdaq National Market ("NNM") under the symbol "HDWY" from September 4, 1998, until August 2, 2000.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

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

                         HEADWAY CORPORATE RESOURCES, INC.

Date: August 18, 2000    By: /s/ Barry S. Roseman,
                         President and Chief Operating Officer
                         (Duly Authorized and Principal Financial Officer)