Form 10-Q
period 2000-09-30
HEADWAY CORPORATE RESOURCES INC
filed 2000-11-14
CIK 914435

U.S. SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                                FORM 10-Q


     [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 2000

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

              317 Madison Avenue, 3rd Floor, New York, New York 10017
                       (Address of principal executive offices)

                                  (212) 672-6500
                           (Registrant's telephone number)

              850 Third Avenue, 11th Floor, New York, New York 10022
                (Former name, former address and former fiscal year,
                          if changed since last report)

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

                         Yes  [   ]   No [    ]

                  APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 11,432,561 shares of common stock.

                                FORM 10-Q
           HEADWAY CORPORATE RESOURCES, INC. AND SUBSIDIARIES

                                  INDEX

                                                                          Page

PART I.     Financial Information

            Financial Statements

               Consolidated Balance Sheets-
               September 30, 2000 (Unaudited) and December 31, 1999         3

               Unaudited Consolidated Statements of Income-
               Three and Nine Months Ended September 30, 2000 and 1999      4

               Unaudited Consolidated Statement of Stockholders' Equity-
               Nine Months Ended September 30, 2000                         5

               Unaudited Consolidated Statements of Cash Flows-
               Nine Months Ended September 30, 2000 and 1999                6

               Notes to Consolidated Financial Statements                   7

            Management's Discussion and Analysis of
            Financial Condition and Results of Operations                  10


PART II.    Other Information                                              13


Signatures                                                                 13

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

           Headway Corporate Resources, Inc. and Subsidiaries

                       Consolidated Balance Sheets
                         (Dollars In Thousands)

                                                  September 30,   December 31,
                                                      2000            1999
                                                 _____________________________
                                                   (Unaudited)
Assets
Current assets:
 Cash and cash equivalents                          $     119       $   1,867
 Accounts receivable, trade- net                       63,389          53,555
 Prepaid expenses and other current assets              1,284             990
                                                 _____________________________
Total current assets                                   64,792          56,412

Property and equipment, net                             5,923           5,601
Intangibles, net                                       89,335          83,872
Deferred financing costs                                1,605           1,546
Other assets                                            1,117             988
                                                 _____________________________
Total assets                                        $ 162,772       $ 148,419

Liabilities and stockholders' equity
Current liabilities:
 Accounts payable                                   $   3,285       $   2,389
 Accrued expenses                                       4,418           3,215
 Accrued payroll                                       17,864          14,241
 Capital lease obligations, current portion               391             435
 Long-term debt, current portion                            -             152
 Income taxes payable                                   1,072             533
 Earnout payable                                        6,938           3,861
 Other liabilities                                          -           1,020
                                                 _____________________________
Total current liabilities                              33,968          25,846

Capital lease obligations, less current portion           228             523
Long-term debt, less current portion                   76,000          72,750
Deferred rent                                           1,169           1,246
Deferred income taxes                                      53              53

Stockholders' equity
 Preferred stock---$.0001 par value, 5,000,000
  shares authorized:
   Series F, convertible preferred stock-$.0001
   par value, 1,000 shares authorized, issued and
   outstanding [aggregate liquidation value $20,000]   20,000          20,000
 Common stock-$.0001 par value, 20,000,000 shares
  authorized; 11,432,561 and 11,372,561 shares
  issued and outstanding at September 30, 2000 and
  December 31, 1999, respectively                           1               1
 Additional paid-in capital                            19,963          19,820
 Treasury stock at cost                                (3,211)         (3,191)
 Notes receivable                                         (83)           (126)
 Deferred compensation                                   (526)           (440)
 Retained earnings (loss)                              15,381          11,929
 Other comprehensive income                              (171)              8
                                                ______________________________
Total stockholders' equity                             51,354          48,001
Total liabilities and stockholders' equity          $ 162,772       $ 148,419
                                                ==============================

See accompanying notes

           Headway Corporate Resources, Inc. and Subsidiaries

                    Consolidated Statements of Income
                               (Unaudited)
                         (Dollars In Thousands)


                                        Three months ended    Nine months ended
                                           September 30,        September 30,
                                          2000       1999      2000      1999
                                        ---------------------------------------
Revenues                                $ 91,678   $ 90,229  $284,648  $275,055

Operating expenses:
  Direct costs                            67,948     68,075   208,322   208,847
  Selling, general and administrative     18,689     16,333    58,528    48,196
  Termination of employment contract           -          -         -     2,329
  Depreciation and amortization            1,367      1,168     3,939     3,230
                                        ---------------------------------------
                                          88,004     85,576   270,789   262,602

Operating income                           3,674      4,653    13,859    12,453

Other (income) expenses:
  Interest expense                         2,010      1,626     5,908     4,662
  Interest income                            (28)       (58)      (83)      (88)
                                        ---------------------------------------
                                           1,982      1,568     5,825     4,574

Income before income tax expense           1,692      3,085     8,034     7,879

Income tax expense                           822      1,308     3,543     3,369
                                        ---------------------------------------
Net Income                                   870      1,777     4,491     4,510

Preferred dividend requirements             (375)      (275)   (1,039)     (825)
                                        ---------------------------------------
Net income available for
  common stockholders                   $    495   $  1,502  $  3,452  $  3,685
                                        =======================================
  Basic earnings per common share:      $    .05   $    .15  $    .33  $    .36
                                        =======================================
  Diluted earnings per common share:    $    .05   $    .13  $    .32  $    .31
                                        =======================================

See accompanying notes

            Headway Corporate Resources, Inc. and Subsidiaries

             Consolidated Statement of Stockholders' Equity
                  Nine Months Ended September 30, 2000
                               (Unaudited)
                         (Dollars in Thousands)

                                  Series F
                                 Convertible                        Additional
                               Preferred Stock       Common Stock     Paid-in    Treasury Stock
                                Shares  Amount     Shares    Amount   Capital   Shares     Amount
-------------------------------------------------------------------------------------------------
Balance - December 31, 1999     1,000   $20,000  11,372,561  $    1  $ 19,820  (670,100)  $(3,191)
Repayment of notes receivable       -         -           -       -         -         -         -
Issuance of common stock for
   Compensation                     -         -      60,000       -       143         -         -
Amortization of stock-based
   Compensation                     -         -           -       -         -         -         -
Preferred stock dividends           -         -           -       -         -         -         -
Purchase of treasury stock          -         -           -       -         -    (5,000)      (20)
Translation adjustment              -         -           -       -         -         -         -
Net income (loss)                   -         -           -       -         -         -         -
Comprehensive income                -         -           -       -         -         -         -
----------------------------    -----   -------  ----------  ------  --------  --------   -------
Balance - September 30, 2000    1,000   $20,000  11,432,561  $    1  $ 19,963  (675,100)  $(3,211)
----------------------------    -----   -------  ----------  ------  --------  ------------------

           Headway Corporate Resources, Inc. and Subsidiaries

        Consolidated Statement of Stockholders' Equity, Continued
                  Nine Months Ended September 30, 2000
                               (Unaudited)
                         (Dollars in thousands)

                                                                   Accumulated
                                                                      Other          Total
                                Notes       Deferred    Retained  Comprehensive  Stockholders'
                              Receivable  Compensation  Earnings      Income         Equity
----------------------------------------------------------------------------------------------
Balance - December 31, 1999    $ (126)      $   (440)   $ 11,929     $     8      $  48,001
Repayment of notes receivable      43              -           -           -             43
Issuance of common stock for
   Compensation                     -           (143)          -           -              -
Amortization of stock-based
   Compensation                     -             57           -           -             57
Preferred stock dividends           -              -      (1,039)          -         (1,039)
Purchase of treasury stock          -              -           -           -            (20)
Translation adjustment              -              -           -        (179)          (179)
Net income (loss)                   -              -       4,491           -          4,491
Comprehensive income                -              -           -           -          4,312
----------------------------   ------       --------    --------     -------      ---------
Balance - September 30, 2000   $  (83)      $   (526)   $ 15,381     $  (171)     $  51,354
----------------------------   ------       --------    --------     -------      ---------

           Headway Corporate Resources, Inc. and Subsidiaries

                  Consolidated Statements of Cash Flows
                               (Unaudited)
                         (Dollars In Thousands)

                                              Nine months ended September 30,
                                                     2000        1999
                                              -------------------------------
Operating activities:
Net income                                        $   4,491   $   4,510
Adjustments to reconcile net income to net cash
  provided by operating activities:
   Depreciation and amortization                      3,939       3,230
   Amortization of deferred financing costs             360         277
   Provision for bad debt                               254         472
   Amortization of deferred compensation                 57           -
Changes in assets and liabilities net of effect
  of acquisitions:
   Accounts receivable                              (10,088)     (6,607)
   Prepaid expenses and other assets                   (423)        (90)
   Accounts payable and accrued expenses              2,062         857
   Accrued payroll                                    3,623       2,906
   Income taxes payable                                 539         619
   Deferred rent                                        (77)          -
                                                 ----------------------
Net cash provided by operating activities             4,737       6,174
                                                 ----------------------
Investing activities:
Expenditures for property and equipment              (1,323)     (1,401)
Repayment from notes receivable                          43          33
Cash paid for acquisitions                           (5,287)     (9,516)
                                                 ----------------------
Net cash (used in) investing activities              (6,567)    (10,884)
                                                 ----------------------
Financing activities:
Net proceeds from revolving credit line               3,250       3,200
Repayment of long-term debt                            (152)       (157)
Payment of capital lease obligations                   (339)       (300)
Payments of loan acquisition fees                      (419)       (177)
Proceeds from exercise of options and warrants            -       1,596
Payments of other loans                              (1,020)
Purchase of treasury stock                              (20)     (2,221)
Cash dividends paid                                  (1,039)       (825)
                                                 ----------------------
Net cash provided by financing activities               261       1,116
                                                 ----------------------
Effect of exchange rate changes on cash
  and cash equivalents                                 (179)         (5)

Decrease in cash and cash equivalents                (1,748)     (3,599)
Cash and cash equivalents at beginning of period      1,867       4,157
                                                 ----------------------
Cash and cash equivalents at end of period        $     119   $     558
                                                 ======================
Supplemental disclosures of cash flow information
Cash paid during the year for:
Interest                                          $   5,195   $   4,385
                                                 ======================
Income taxes                                      $   2,902   $   2,404
                                                 ======================

           HEADWAY CORPORATE RESOURCES, INC. AND SUBSIDIARIES

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           September 30, 2000

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000.

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

During the nine months ended September 30, 2000, additional purchase price of $8,364,000 was recorded as goodwill upon the determination that the earnouts had been met on certain acquisitions made in 1998 and 1999.

(3) TERMINATION OF EMPLOYMENT CONTRACT

In March 1999, the Company incurred costs of $2,329,000 associated with the termination of an employment contract.

(4) EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

                                                Three months ended         Nine months ended
                                                   September 30,             September 30,
                                                 2000         1999         2000          1999
                                             ---------------------------------------------------
Numerator:
 Net income                                  $   870,000  $ 1,777,000  $ 4,491,000   $ 4,510,000
 Preferred dividend requirements                (375,000)    (275,000)  (1,039,000)     (825,000)
                                             -----------  -----------  -----------   -----------
 Numerator for basic earnings per share--net
  income available for common stockholders       495,000    1,502,000    3,452,000     3,685,000

 Effect of dilutive securities:
   Preferred dividend requirements                     -      275,000    1,039,000       825,000
                                             -----------  -----------  -----------   -----------
   Numerator for diluted earnings per share
    - net income available for common
    stockholders after assumed conversions   $   495,000  $ 1,777,000  $ 4,491,000   $ 4,510,000
                                             ===========  ===========  ===========   ===========
Denominator:
 Denominator for basic earnings per share--
  weighted average shares                     10,603,113   10,108,813   10,582,715    10,208,778

 Effect of dilutive securities:
  Stock options and warrants                       7,246      501,373       88,202       530,413
  Convertible preferred stock                          -    3,584,299    3,584,299     3,584,299
                                             -----------  -----------  -----------   -----------
  Dilutive potential common stock                  7,246    4,085,672    3,672,501     4,114,712
  Denominator for diluted earnings per share
   -adjusted weighted-average shares and
   assumed conversions                        10,610,359   14,194,485   14,255,216    14,323,490
                                             ===========  ===========  ===========   ===========
Basic earnings per share                     $       .05  $       .15  $       .33   $       .36
                                             ===========  ===========  ===========   ===========
Diluted earnings per share                   $       .05  $       .13  $       .32   $       .31
                                             ===========  ===========  ===========   ===========

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

                        Three months ended             Three months ended
                          Sept. 30, 2000                 Sept. 30, 1999
                  ------------------------------  ------------------------------
                    Staffing    Executive Search    Staffing    Executive Search
                  --------------------------------------------------------------
Revenues          $ 83,315,000   $  8,363,000     $ 83,775,000   $  6,454,000
Segment profit       1,038,000        522,000        1,200,000        985,000

                         Nine months ended              Nine months ended
                          Sept. 30, 2000                  Sept. 30, 1999
                  ------------------------------  ------------------------------
                    Staffing    Executive Search    Staffing    Executive Search
                  --------------------------------------------------------------
Revenues          $255,601,000   $ 29,047,000     $253,895,000   $ 21,160,000
Segment profit       2,552,000      3,643,000        3,846,000      3,485,000


A reconciliation of combined segment profit to consolidated net income is as follows:

                             Three months ended           Nine months ended
                                   Sept 30                    Sept 30
                              2000         1999          2000          1999
                         -----------------------------------------------------
Total profit for
 reportable segments     $ 1,560,000   $ 2,185,000   $ 6,195,000   $ 7,331,000
Unallocated amounts:
--------------------
Interest expense            (396,000)     (105,000)     (589,000)     (277,000)
Corporate overhead          (879,000)     (630,000)   (2,460,000)   (2,282,000)
Termination of
  employment contact               -             -             -    (2,329,000)
Income tax benefit           585,000       327,000     1,345,000     2,067,000
                         -----------------------------------------------------
Net income               $   870,000   $ 1,770,000   $ 4,491,000   $ 4,510,000
                         -----------------------------------------------------

(6) LONG-TERM DEBT AND CREDIT FACILITIES

On  August  25,  2000  the Company's lenders amended  its  Senior  Credit
Facility. The amendment includes, among other changes, changes to certain financial covenants, a reduction of the facility size from $100 million to $85 million and a change in the maturity date from March 18, 2003 to April 18, 2002.

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Overview

The results for the third quarter reflect a very difficult recruiting environment both in information technology and in the high-end executive search practice and not a reduction in the demand for these types of services. The traditional clerical staffing business posted solid growth during the third quarter. The softness in the information technology business is due primarily to the very limited supply of information technology professionals with web-based applications experience. In July 2000, the Company announced the signing of a contract with Shanghai Foreign Service Company Ltd., ("FSCO") to be the exclusive agent representing information technology consultants from the People's Republic of China to work in the United States. The Company believes that this could potentially have a significant impact on the Company's ability to solve the supply issue for its clients.

The executive search segment was softer than expected in the third quarter as more candidates than usual received extremely aggressive counter offers from current employers. In addition, the merger activity in the financial services industry during the third quarter resulted in a temporary slowdown as the industry sorted out the impact of these mergers. The Company believes that it could benefit from the merger activity as it could create additional supply of qualified candidates.

Consolidated

Revenues increased $1,449,000 or 1.6% to $91,678,000 for the three months ended September 30, 2000, from $90,229,000 for the same period in 1999. For the nine months ended September 30, 2000, revenues were $284,648,000, an increase of 3.5% from $275,055,000 a year earlier. These increases are attributable to the executive search acquisition completed in the latter part of 1999, as well as internal growth. The only area of the Company's business that did not experience growth was information technology staffing for which the demand for qualified candidates is much greater than the supply.

The executive search subsidiary, Whitney Partners, LLC (Whitney), contributed $8,363,000 to consolidated revenues in the third quarter of 2000, an increase of $1,909,000 from $6,454,000 for the same period in 1999. For the nine months ended September 30, 2000, Whitney revenues were $29,047,000, an increase of 37% from $21,160,000 a year earlier. This increase is attributable to the Tyzack acquisition completed in the latter part of 1999, very strong performance from the Company's existing executive search practice in the United Kingdom, and growth in the Company's e-commerce executive search practice in Chicago.

The staffing subsidiary, Headway Corporate Staffing Services, Inc. (HCSS) contributed revenues of $83,315,000 to consolidated revenues in the third quarter of 2000, a decrease of $460,000 from $83,775,000 for the third quarter of 1999. For the nine months ended September 30, 2000, HCSS revenues were $255,601,000, an increase of 0.7% from $253,895,000 a year earlier. Revenues were only slightly ahead of 1999, as the very low supply of information technology staffing candidates has resulted in the Company's inability to meet its clients' demand. This is an industry wide issue.

Total operating expenses increased $2,428,000 to $88,004,000 for the three months ended September 30, 2000, from $85,576,000 for the same period in 1999. For the three months ended September 30, direct costs decreased as a percentage of revenues to 74.1% in 2000 from 75.4% in 1999. For the nine months, operating expenses increased $8,187,000 to $270,789,000 from $262,602,000 for the same period in 1999. For the nine months, direct costs decreased as a percentage of revenues to 73.2% in 2000 from 75.9% in 1999. The decrease in direct costs as a percentage of revenues is a result of the Company's changing business mix. Specifically, the executive search business that has no direct costs is becoming a larger percentage of the Company's total revenues. In addition, the Company experienced an increase in the demand for permanent employees from its clients, which also has no direct costs. Selling, general and administrative expenses for the three months ended September 30, 2000 increased $2,356,000 to $18,689,000 from $16,333,000 for the same period in 1999. For the nine months, selling, general and administrative expenses increased $10,332,000 to $58,528,000 from $48,196,000 in 1999. The increase is primarily attributed to the Tyzack acquisition completed in the later part of 1999 as well as higher commission expenses associated with higher revenues generated from permanent placements.

Direct costs for HCSS increased slightly as a percentage of HCSS revenues to 81.6% for the three months ended September 30, 2000, from 81.3% for the same period in 1999. For the nine months, direct costs for HCSS declined as a percentage of HCSS revenue to 81.5% from 82.3% last year. The nine-month decrease in direct costs, as a percentage of revenues is a result of the Company's mix of business, which was more heavily weighted toward the higher margin permanent placements.

Consolidated selling, general and administrative expenses increased as a percentage of revenues from 18.1% in the third quarter 1999 to 20.4% in the third quarter 2000. For the nine months, consolidated selling, general and administrative expenses increased as a percentage of revenues from 17.5% in 1999 to 20.6% in 2000. The increase in selling, general and administrative expenses is primarily attributable to the higher commission expense associated with higher revenues generated from permanent placements.

Included in operating expenses for the first quarter of 1999 is a special charge of $2,329,000 paid in connection with the termination of an employment agreement.

Whitney's selling, general and administrative expenses increased $2,129,000 to $6,756,000 in the third quarter of 2000, from $4,627,000 for the same period last year. For the nine months of 2000, Whitney's selling, general and administrative expenses increased $6,564,000 to $21,419,000 in 2000 as compared to $14,855,000 in 1999. This increase is primarily a result of higher compensation expense directly related to the increase in revenue, as well as the operating expenses of Tyzack that was acquired in the latter part of 1999.

Operating  income decreased $979,000 to $3,674,000 for the  three  months ended September 30, 2000, compared to $4,653,000 for the three months ended September 30, 1999. For the nine month period ended September 30, 2000 operating income increased 11.3% or $1,406,000 to $13,859,000 compared to $12,453,000 for the comparable period in 1999. Included in the 1999 nine month operating income is the $2,329,000 termination payment paid in the first quarter. Excluding this payment, operating income decreased $923,000 for the nine months ended September 30, 2000, compared to the same period in 1999.

Net income decreased $907,000 to $870,000 for the three months ended September 30, 2000, compared to $1,777,000 for the same period in 1999. Net income decreased $19,000 to $4,491,000 for the nine months ended September 30, 2000, compared to $4,510,000 for the same period in 1999. This decrease includes the termination payment in the first quarter of 1999, which had an after tax effect of $1,351,000. Excluding this item, net income decreased 23.4% to $4,491,000 for the nine months ended September 30, 2000, compared to $5,861,000 for the same period in 1999. The decrease in net income was attributable to higher interest expense as a result of the increase in debt and higher interest rates.

Liquidity and Capital Resources

Cash provided by operations during the nine months ended September 30, 2000 was $4,737,000 compared with cash provided by operations of $6,174,000 for the comparable period in 1999. The cash provided in 2000 was primarily attributable to an increase in accounts payable, accrued payroll, income taxes payable and depreciation and amortization, offset by an increase in accounts receivable.

For the nine months ended September 30, 2000, the Company used $6,567,000 in investing activities compared to

$10,884,000 for the same period in 1999. The cash used for investing activities in 2000 and in 1999 related primarily to payments for acquisitions completed during 1997, 1998 and 1999 as well as capital expenditures.

Total net cash provided from financing activities was $261,000 for the nine months ended September 30, 2000, compared to net cash provided by financing activities of $1,116,000 for the same period in 1999. The cash generated in 2000 was a result of additional borrowings under the Company's senior credit facility offset by repayments of notes payables, capital lease obligations, payments for loan acquisition fees and cash dividends. The cash generated in 1999 was a result of additional borrowings under the Company's senior credit facility and proceeds from the exercise of options and warrants, offset by purchases of treasury stock, repayments of notes payables, capital lease obligations and cash dividends.

The Company's working capital improved to $30,824,000 at September 30, 2000, from $30,566,000 at December 31, 1999. Management expects that the Company's working capital position will be sufficient to meet all of the working capital needs for the remainder of the year. In addition, at September 30, 2000, the Company had approximately $19,000,000 available under its senior credit facility.

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

PART II.  OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Annual Meeting of stockholders held on November 9, 2000, the stockholders elected G. Chris Andersen and Richard B. Salomon as Class 3 Directors of Headway to serve for a term of three years. E. Garrett Bewkes, III and Ehud D. Laska continue to serve as Class 2 directors through the Annual Meeting in 2001. Gary S. Goldstein, Barry S. Roseman, and Bruce R. Ellig continue to serve as Class 1 directors through the Annual Meeting in 2002. The stockholders also ratified at the Annual Meeting the appointment of Ernst & Young LLP as independent auditors of Headway for 2000.

The number of vote's cast on the foregoing items is as follows:

                              For          Against         Abstain
Election of Directors

     G. Chris Andersen     7,847,422        15,778         166,686
     Richard B. Salomon    7,847,097        16,103         166,686

Appointment of Ernst &
 Young LLP                 7,959,714        67,372           2,800

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

                             HEADWAY CORPORATE RESOURCES, INC.

Date: November 14, 2000      By: /s/ Barry S. Roseman,
                             President and Chief Operating Officer
                             (Duly Authorized and Principal Financial Officer)