Form 10-K
period 2000-12-31
HEADWAY CORPORATE RESOURCES INC
filed 2001-04-02
CIK 914435

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549
                            FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934: For the fiscal year ended December 31, 2000

[ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934:  For the transition period from     to

                 Commission file number 1-16025

                HEADWAY CORPORATE RESOURCES, INC.
    (Exact name of registrant as specified in its charter)

           Delaware                         75-2134871
(State or Other Jurisdiction of           (IRS Employer
Incorporation or Organization)         Identification No.)

             317 Madison Avenue New York, NY  10017
      (Address of Principal Executive Offices and Zip Code)

         Registrant's Telephone Number:  (212) 672-6501

Securities registered pursuant to Section 12(b) of the Act:

     Common Stock, Par Value $0.0001    American Stock Exchange

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

State  the  aggregate market value of the voting  and  non-voting
common  equity  held  by non-affiliates of the  registrant.   The
aggregate market value computed on the basis of the last sale price on March 27, 2001, is $14,250,408

Indicate  the  number  of  shares  outstanding  of  each  of  the
registrant's   classes  of  common  stock,  as  of   the   latest
practicable date.  11,589,727

               DOCUMENTS INCORPORATED BY REFERENCE

Incorporated by reference in Part III of this report is the definitive proxy statement of Headway for the 2001 annual meeting of stockholders, which Headway proposes to file with the Securities and Exchange Commission on or before April 30, 2001.

                        TABLE OF CONTENTS

ITEM NUMBER AND CAPTION                                     Page

Part I
1.   Business                                                   3

2.   Properties                                                13

3.   Legal Proceedings                                         13

4.   Submission of Matters to a Vote of Security Holders       13

Part II
5.   Market  for  Registrant's Common Equity  and  Related     13
     Stockholder Matters

6.   Selected Financial Data                                   15

7.   Management's  Discussion and Analysis  of  Financial      16
     Condition and Results of Operations

7A.  Quantitative and Qualitative Disclosures About Market     21
     Risk

8.   Financial Statements and Supplementary Data               22

9.   Changes in and Disagreements with Accountants             22
     on Accounting and Financial Disclosure

Part III
10.  Directors and Executive Officers of the Registrant         *

11.  Executive Compensation                                     *

12.  Security Ownership of Certain Beneficial Owners  and       *
     Management

13.  Certain Relationships and Related Transactions             *

Part IV
14.  Exhibits, Financial Statement Schedule, and  Reports      22
     on Form 8-K

*      These  items  are  incorporated  by  reference  from   the
definitive proxy statement of Headway for the 2001 annual meeting of stockholders to be filed with the Securities and Exchange
Commission on or before April 30, 2001.

                             PART I

                        Item 1.  Business

General

     Headway Corporate Resources, Inc. ("Headway") is a leading provider of human resource and staffing services to the financial services industry. In 2000, Headway continued its program of integration and diversification outside its specialization in the financial services industry and currently provides services to other industries such as e-commerce, media, entertainment, information technology and telecommunication.

     The financial services industry consists of investment banking firms, banking institutions, insurance companies, credit card service companies, and other finance companies, and extends by association to real estate companies, appraisal firms, law firms, accounting firms, and other service companies that participate in the financial services industry. Headway's history of service in the industry, which began in 1984 with executive search services, enables it to understand the complexity of the products and services offered by the financial services industry, assist the client in identifying the human resources required to support those products and services, and develop industry specific solutions for the human resources needs of the client. The industries that Headway expanded into are a natural progression, as many of these industries are looking to financial service companies to staff senior positions. Headway established its staffing service business through 18 acquisitions of staffing and professional services companies since 1996. Headway's acquisitions and internal business development over the past three years have resulted in substantial growth. Total revenues in 2000 were $371.1 million as compared to $360.7 million in 1999 and $291.3 million in 1998.

     The human resource management services offered by Headway consist of:

     *    temporary staffing and value added services,

     *    information technology ("IT") and professional staff services,

     *    executive search and permanent placement services, and

     *    human resource administration services.

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

     Headway offers human resource administration services where it assumes the position of employer for long-term contingent workers used frequently by clients and manages the scheduling of these contingent workers to make them available to service clients' needs.

     Headway's goal has been to build a national staffing business focused on providing these services with an emphasis in the financial services industry as well as other identified industries. Headway's strategy for achieving this goal has been to make acquisitions, to emphasize programs that generate internal growth and to continue to conduct operations through a decentralized "Hub-Spoke" management model. Headway will seek strategic acquisitions specifically looking for fold-ins to existing hub operations in order to strengthen and add to existing business lines as well as continue the diversification program started in 1999.

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

     Rapidly changing regulations concerning employee benefits, health insurance, retirement plans, and the highly competitive business climate have also prompted many employers to take advantage of the flexibility offered through temporary and human resource staffing. Additionally, Internal Revenue Service and Department of Labor regulations concerning the classification of employees and independent contractors have significantly increased demand by prompting many independent contractors to affiliate with employers like Headway.

     The temporary staffing industry grew rapidly in recent years as companies used temporary employees to manage personnel costs, while meeting specialized or fluctuating staffing requirements. According to the most recent available information in the Staffing Industry Report, the United States temporary staffing industry grew from approximately $28.9 billion in revenue in 1993 to approximately $76.8 billion in revenue in 1999, a compound
annual growth rate of approximately 17.7%.   Headway believes the
staffing services industry is highly fragmented with over 8,000 staffing companies and 2,500 information technology and professional staffing companies. The National Association of Temporary and Staffing Services has estimated that more than 90% of all U.S. businesses utilize temporary staffing services.

Growth Strategy

     Headway's strategy for growth in existing and new markets is to:

     *    increase focus on professional staffing services

     *    emphasize programs to generate internal growth

     *    enhance and expand offices

     Increase Focus on Professional Staffing Services.   Headway
intends to grow its pool of skilled professionals, hire additional sales consultants, target mid-size and large companies, and leverage client relationships. Headway believes that providing professional staffing services to its clients offers attractive opportunities for growth in sales and profits.

     Emphasize programs to generate internal growth. Headway plans to take advantage of a softening employment market to upgrade all levels of the company's internal staff. We have begun to introduce several new product lines to our existing offices including accounting and finance staffing, boot camps and aggressive marketing of our China joint venture. Both the Boot Camp and China joint venture programs are unique products, which assist Headway in meeting the information technology needs of our clients. These two programs require the client to hire multiple consultants in order to have access to these products. We are marketing our human resource staffing business with a new emphasis including a white paper discussing potential contingency workers liabilities to employers and the services we provide to minimize client exposure in this area.

     Enhance and Expand Offices. Headway plans to develop its current Hubs by expanding the services offered, adding temporary staffing and permanent placement consultants, pursuing new clients, expanding current client relationships, cross-marketing services, and assisting Hubs in developing successful marketing and internal business growth techniques. Increased service offerings enables Headway to expand existing client relationships through cross selling, and to approach new clients with a variety of staffing needs. Headway relies on its regional managers, in consultation with corporate staff, to drive this internal growth and to determine which service, marketing, and business techniques are most appropriate for their local markets. Headway is opening a new office in southern California in 2001. As part of our integration strategy, we are combining back office operations where feasible in order to achieve greater operating and sales synergies.

Operating Strategy

     The key elements of Headway's operating strategy include

     * diversify into new industries, while still emphasizing the financial services industry

     * foster an entrepreneurial environment with Hub-Spoke management model

     *    provide corporate level support

     *    deliver high, value-added quality service

     *    Complete the implementation of new back office operating systems

     *    Continue to strengthen the balance sheet

     Diversify Into New Industries. In 2000, Headway continued its program to diversify its specialization outside of financial services and currently provides services to other industries such as e-commerce, media, entertainment, information technology and telecommunication. Headway has a strong presence in the financial services industry. Headway will continue to focus on this industry, because Headway believes there is a substantial untapped market for its services in this industry and because its core strengths of industry experience and human resources expertise enable it to develop unique, value-added staffing solutions for the financial services industry. Headway will work to maintain its relationships with existing clients in the industry, expand service offerings in existing and future Hub locations, cross-sell services to existing clients, and seek acquisitions with an existing client base in the financial services industry. Although Headway expects to focus on this industry, it expects that it will continue to have a diversified client base, with no more than 50% of its annual revenues being derived from financial services clients.

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

     Deliver High, Value-Added Quality Service. Headway emphasizes recruiting, training, and retaining experienced sales consultants and providing highly qualified temporary employees. Headway trains its sales consultants to operate as partners with their clients in evaluating and meeting the client's staffing requirements. Headway promotes and monitors quality of service in a number of ways. It seeks highly qualified temporary employees through referrals from existing temporary employees and conducts in-depth interviews by Company personnel experienced in the temporary employees' field. Headway performs skill evaluations and offers programs to its temporary employees to improve their skills. Headway contacts clients within hours of the beginning of a project to receive a preliminary determination of satisfaction, and obtains client satisfaction reports upon the completion of projects. Headway seeks to understand and proactively assess clients' needs, respond promptly to clients' requests, and continually monitor job performance and client satisfaction. Headway believes that its commitment to providing quality service has enabled it to establish and maintain long-term relationships with clients.

     Complete the implementation of new back office operating systems. Headway has been developing and implementing new client server and web based operating systems over the past two years. We believe that these new systems will improve the operating efficiency of the company and will give us an additional advantage over our competitors.

     Continue to strengthen the balance sheet. Headway plans to continue its deleveraging program by improving accounts receivable collections thereby reducing our dependency on our credit facility and correspondingly lower our interest expense, restructuring client relationships and cutting costs, which are not absolutely essential.

Services

     The human resource management services offered by Headway include

     *    temporary staffing and value added services

     *    IT/professional staff services

     *    executive search and permanent placement services, and

     *    human resource administration services.

     Temporary Staffing and Value Added Services. Headway provides employees to clients for periods ranging from one day to several months to satisfy a specific job skill need arising from absenteeism, special projects, fluctuations in the client's volume of business inherent in the business cycle, technology and business system changes, and other causes. The job skills required by clients and offered by Headway range from entry-level clerks and secretaries to master administrative assistants.

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

     Human Resource Administration Services. Many of Headway's clients use long-term contingent workers on a regular basis to satisfy recurring needs for highly skilled workers in the areas of accounting, finance, business administration, marketing, computer programming, computer graphics, and other areas requiring a high level of business or technical expertise. The use of contingent workers on a regular basis can create a number of problems for clients. The possibility always exists that these workers will accept employment elsewhere that prevents them from being available to the client when needed. Furthermore, there is always a risk contingent workers will be viewed by federal and state taxing authorities as employees rather than contingent workers for income tax withholding and benefits purposes. To mitigate these potential problems, Headway offers a service where it assumes the position of employer for the independent contractors. As an employer, Headway manages the scheduling of these people to make them available to service the needs of the clients, and implements income tax withholding and other employee benefit programs to ensure compliance with the legal requirements of employment under applicable federal and state laws.

Client Relationships

     Headway has a broad client base. Headway's largest client accounted for less than 10% of the company's revenues and its top five clients accounted for less than 30%.

Human Resources

     Employees. As of December 31, 2000, Headway had approximately 500 full-time employees. By the fourth quarter of 2000, Headway employed approximately 9,000 temporary employees in a typical week. None of Headway's employees, including its temporary employees, is represented by a collective bargaining agreement. Headway believes its employee relations to be strong. Hourly wages for Headway's temporary employees are determined according to local market conditions. Headway pays mandated costs of employment, including the employer's share of social security taxes, federal and state unemployment taxes, unemployment compensation insurance, general payroll expenses and workers' compensation insurance. Headway offers access to various insurance programs and other benefits, such as vacations, holidays and 401(k) programs to qualified temporary employees and professionals.

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

Operations

     Sales and Marketing. Headway's services are marketed through its network of Hubs whose managers and placement coordinators make regular personal sales visits to clients and prospective clients. Headway emphasizes long-term personal relationships with clients who are developed through regular assessment of client requirements and constant monitoring of temporary staff performance. New clients are obtained through sales calls, consultation meetings with target companies, and client referrals. Headway's management and regional managers participate in national and regional trade associations, local chambers of commerce, and other civic associations. Headway monitors sales, marketing, and recruiting functions to identify opportunities to deliver high value-added quality services. Headway believes that its client's select service providers principally on the basis of quality of service, range of services offered, specialized expertise, and ability to service multiple locations, and Headway is striving to satisfy these criteria in its marketing efforts.

     Hubs. Headway's decentralized operating strategy uses a Hub-Spoke management model in which regional managers manage
Headway's operations in each market. Headway's current hubs are located in New York, California and North Carolina, with spoke offices in Connecticut, Florida, New Jersey, Virginia and Texas. Whitney, Headway's executive search division, has offices in New York, Illinois, Massachusetts, the United Kingdom, Japan, Hong Kong and Singapore.

     Regional managers operate their Hubs with a significant degree of autonomy and specific areas of accountability to Headway. Headway has developed programs designed to motivate the regional managers and former owners to maximize the growth and profitability of their branches while securing long-term client relationships. Regional managers report directly to corporate management. Operating within the guidelines set by Headway, the regional managers are responsible for pursuing new business opportunities and focusing on sales and marketing, account development and retention, and employee recruitment, development and retention.

     Management Information Systems. Headway licenses StaffCord software from Concord Technologies. StaffCord is an integrated front/back office operating platform for temporary services and permanent employment agencies. The software runs in a Novell LAN environment throughout most of Headway's branches. In 1998, Headway entered into a licensing agreement with Great Plains Software to install Great Plains Dynamics C/S+, an enterprise-wide client/server based accounting software product. The accounting program became operational in January 2000. In addition, Headway has purchased the underlying code of the Dynamics product and is producing a derivative work for the exclusive use of Headway, pursuant to a special addendum to the licensing agreement. Headway StaffServ, a client/server application, shall act as the core of Headway's enterprise wide business system. The new product will run on a SQL server platform with high-speed data communication being provided through a Frame Relay connection. Headway maintains a state of the art software development lab in Knoxville, TN staffed with professional programmers and system analysts who support the applications of the firm nationally. Headway believes that its systems are readily expandable and scaleable to support a rapidly growing infrastructure.

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

     The laws of various states require Headway to maintain workers' compensation and unemployment insurance coverage for its temporary employees. Headway maintains state mandated workers' compensation and unemployment insurance coverage. The extent and type of health insurance benefits that employers are required to provide employees has been the subject of intense scrutiny and debate in recent years at both the national and state levels. Proposals have been made to mandate that employers provide health insurance benefits to staffing employees. In addition, some states could impose sales taxes, or raise sales tax rates, on staffing services. Further increases in such premiums or rates, or the introduction of new regulatory provisions, could substantially raise the costs associated with hiring and employing staffing employees.

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

     In 1998, Headway acquired Cheney Associates and Cheney Consulting Group of Hamden, Connecticut; Shore Resources, Inc., of Los Angeles, California; substantially all of the assets of the Southern Virginia offices of Select Staffing Services, Inc., based in McLean, Virginia; Staffing Solutions, Inc., and Intelligent Staffing, Inc., of Miami Lakes, Florida; Phoenix Communication Group, Inc. of N.J., based in Woodbridge, New Jersey; Carlyle Group Ltd. of Chicago, Illinois and Staffing Alternatives International, Inc. and VSG Consulting, Inc. based in Dallas, Texas.

     In 1999, Headway acquired the Resource Management Division of Nine Rivers Technology Corporation with offices in Raleigh, North Carolina, Boca Raton, Florida, and Dallas, Texas. In addition, we acquired the capital stock of Tyzack Holdings Limited with offices in London and Leeds, United Kingdom. The Company did not complete any acquisitions in 2000.

     The following table sets forth information on our acquisitions from 1996 through 2000.

                                            Date                         Year
Company                                   Acquired     Location        Founded   Services

Irene Cohen Group                         May 1996     New York City      1977   Temporary,
                                                                                 IT, Contract,
                                                                                 Permanent

Vogue Personnel Services                  Oct. 1996   New York City       1974   Temporary , IT

Advanced Staffing Solutions, Inc.         Mar. 1997   Raleigh-Durham, NC  1965   Temporary,IT,
                                                                                  Contract

Administrative Sales Associates           July 1997    New York City      1976   Temporary, IT
    Temporaries,  Inc., and                                                      Permanent
Administrative Sales Associates, Inc.


Quality OutSourcing, Inc.                 Sept. 1997   New York City      1989   Temporary,
                                                                                 Permanent

E.D.R. Associates, Inc., and              Sept.  1997  Windsor, CT        1984   IT
Electronic Data Resources, L.L.C.

Cheney Associates and                     Mar. 1998    Hamden, CT         1987   IT
Cheney Consulting Group

Shore Resources, Inc.                     Mar. 1998    Los Angeles, CA    1976   Temporary, IT
                                                                                 Permanent

Select Staffing Services, Inc.            Mar. 1998    Southern, VA       1960   Temporary,
                                                                                 Payrolling

Staffing Solutions, Inc., and             June 1998    Southern, FL       1989   Temporary,
 Intelligent Staffing, Inc.                                                      Permanent

Phoenix Communication Group, Inc.         June 1998    Woodbridge, NJ     1987   IT

Carlyle Group, Ltd.                       July 1998    Chicago, IL        1982   Search

Staffing Alternatives International Inc.  Nov. 1998    Dallas, TX         1995   IT
VSG Consulting, Inc.

Resource Management Division of           June 1999    Raleigh, NC        1994   IT
Nine Rivers Technology Corporation                     Boca Raton, FL
                                                       Dallas, TX

Tyzack Holding Limited                   November 1999 London, UK         1959   Search
                                                       Leeds, UK

     Headway's acquisitions and internal business development since May 1996, have resulted in substantial growth. Total revenues in 2000 were $371.1 million as compared to $360.7 million in 1999 and $291.3 million in 1998.

                       Item 2.  Properties

     Headway's corporate headquarters are currently located at 317 Madison Avenue, New York, NY 10017. Headway believes that space at its corporate headquarters will be adequate for its needs.

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

     No matter was submitted to a vote of security holders in the fourth quarter of 2000.

                             PART II

   Item 5.  Market for Registrant's Common Equity and Related
                       Stockholder Matters

     Since August 3, 2000, Headway's Common Stock has traded on the American Stock Exchange under the symbol "HEA." Previously, quotations for Headway's Common Stock were reported on the Nasdaq
National Market.

     The following table sets forth the high and low closing sale prices for the Common Stock as reported on the American Stock
Exchange and Nasdaq National Market for 2000 and the Nasdaq
National Market for all of 1999.

Calendar Quarter Ended             High ($)        Low ($)

March 31, 1999                      6.063           3.625
June 30, 1999                       5.375           3.938
September 30, 1999                  6.500           4.500
December 31, 1999                   5.125           3.188

March 31, 2000                      5.060           3.380
June 30, 2000                       3.750           2.940
September 30, 2000                  3.380           2.190
December 31, 2000                   3.130           1.130


     Headway has authorized and outstanding 1,000 shares of Series F Convertible Preferred Stock ("Series F Stock"). The Series F Stock is convertible to Common Stock of Headway on the basis of the liquidation preference of the Series F Stock at a conversion price of $5.58 per share. The Series F Stock is senior to the Common Stock with respect to payment of dividends and distributions in liquidation. Holders of the Series F Stock are entitled to receive dividends payable quarterly equal to 7.5% of the liquidation preference value of the Series F Stock, which is $20,000 per share or a total of $20.0 million. No dividends or distributions may be made with respect to the Common Stock unless all dividend payments on the Series F Stock are current. Holders of Headway's Series F Convertible Preferred Stock have the right to elect one member of the Board of Directors, elect one-third of the Board of Directors so long as a default in dividend payments exists and is continuing, and approve certain corporate transactions and activities, including, acquisitions in excess of specified limits, sales of substantial assets or subsidiaries, implementing additional debt facilities in excess of specified limits, sales of Company securities in certain circumstances, amending Headway's charter documents, effecting or permitting a sale of Headway, issuing stock options and similar incentive arrangements involving Headway's securities, and other matters. The existence of these rights could inhibit the ability of Headway to effect or participate in transactions acceptable to Headway but not the holders of the Series F Convertible Preferred Stock, or the ability of stockholders to participate in a transaction in which they might otherwise receive a premium for their shares over the then-current market price.

     In January 2001, the senior subordinated debt holders amended their agreement with Headway. The amendment includes, among other changes, changes to the prevailing interest rate as well as changes to certain financial covenants.

     Since its inception, no dividends have been paid on Headway's Common Stock. Headway intends to retain any earnings for use in its business activities, so it is not expected that any dividends on the Common Stock will be declared and paid in the foreseeable future.

     As of March 24, 2001, Headway had approximately 237 stockholders of record.

                Item 6.  Selected Financial Data

     The selected consolidated financial data set forth below as of and for the years ended December 31, 2000, 1999, 1998, 1997, and 1996, were derived from audited consolidated financial statements of Headway.

Statement of Income Data
In Thousands, Except Per Share Data

                                                                         For Year Ended December 31
                                                        1996         1997          1998          1999           2000
Revenues                                         $     53,389   $   142,842   $   291,303   $   360,742  $   371,115
Direct costs                                           29,703       104,396       224,993       274,360      272,872

Selling, general and administrative expenses           19,535        29,588        48,638        63,349       74,690
Termination of employment contract                          -             -             -         2,329            -
Depreciation and amortization                             514         1,453         2,952         4,411        5,337
                                                 ------------   -----------   -----------   -----------  -----------
Total operating expenses                               20,049        31,041        51,590        70,089       80,027

Operating  income   from continuing operations          3,637         7,405        14,720        16,293       18,216

Other (income) expenses:
 Interest expenses                                      1,088         2,662         4,515         6,331        8,049
 Interest income                                          (91)         (104)         (152)         (122)        (105)
   (Gain) on sale of investment                             -        (4,272)         (901)            -            -
 Other expenses, net                                      (51)         (750)            -             -            -
                                                          946        (2,464)        3,462         6,209        7,944
                                                 ------------   -----------   -----------   -----------  -----------
Income  from  continuing operations before income
  tax expense                                           2,691         9,869        11,258        10,084       10,272

Income tax expense                                        945         4,064         4,639         4,299        4,388
                                                 ------------   -----------   -----------   -----------  -----------
Income  from  continuing operations                     1,746         5,805         6,619         5,785        5,884

(Loss) from discontinued operations                      (564)       (2,999)            -             -            -
                                                 ------------   -----------   -----------   -----------
Net income before extraordinary item                    1,182         2,806         6,619         5,785        5,884

Extraordinary (loss)                                        -             -        (1,557)            -            -
                                                 ------------   -----------   -----------   -----------  -----------
Net income                                         $    1,182   $     2,806   $     5,062   $     5,785  $     5,884
                                                 ============   ===========   ===========   ===========  ===========

Deemed dividend on preferred stock                     (1,470)            -             -             -            -
Preferred dividend requirements                          (276)         (137)         (866)       (1,100)      (1,414)
                                                 ------------   -----------   -----------   -----------  -----------
Net income (loss) available for
  common stockholders                              $     (564)  $     2,669   $     4,196   $     4,685  $     4,470
                                                 ============   ===========   ===========   ===========  ===========
Basic earnings(loss) per common share:
 Continuing operations                             $        -   $      0.79   $      0.58   $      0.46  $      0.42
 Discontinued operations                                (0.11)        (0.42)            -             -            -
 Extraordinary item                                         -             -         (0.15)            -            -
                                                 ------------   -----------   -----------   -----------  -----------
 Net income (loss)                                 $    (0.11)  $      0.37   $      0.43   $      0.46  $      0.42
                                                 ============   ===========   ===========   ===========  ===========
Diluted earnings (loss) per common share:
 Continuing operations                             $        -   $      0.58   $      0.47   $      0.40  $      0.41
 Discontinued operations                                (0.11)        (0.30)            -             -            -
 Extraordinary item                                         -             -         (0.11)            -            -
                                                 ------------   -----------   -----------   -----------  -----------
 Net income (loss)                                 $    (0.11)  $      0.28   $      0.36   $      0.40  $      0.41
                                                 ============   ===========   ===========   ===========  ===========
Average shares outstanding
 Basic                                              4,995,523     7,223,462     9,853,354    10,287,978   10,590,461
 Diluted                                            4,995,523    10,012,198    14,157,012    14,328,754   14,248,902

Balance Sheet Data
In Thousands

                                                               As of December 31
                                                1996         1997          1998            1999        2000
Working capital                             $    1,648   $       450   $    32,139   $    30,566  $    27,457
Total assets                                    34,669        67,336       126,946       148,419      154,186
Long term debt, excluding current portions       7,250        19,059        60,959        72,750       69,700
Stockholders' equity                            13,424        16,452        42,571        48,001       52,739

 Item 7.  Management's Discussion and Analysis of Financial Condition
                       and Results of Operations

Overview

     Headway is a worldwide leader in delivering strategic, value-added staffing solutions for financial services and related industries. In 2000, Headway continued its program of integration and diversification outside its specialization in the financial services industry and currently provides services to other industries such as e-commerce, media, entertainment, information technology and telecommunication. The financial services industry as broadly defined includes; investment banking firms, banking institutions, insurance companies, credit card service companies, and other finance companies, and extends to real estate companies, appraisal firms, law firms, accounting firms, and other service companies that participate in the financial services industry. Headway has established its staffing service business through 18 acquisitions of staffing and professional services companies since 1996. Total revenues in 2000 were $371.1 million as compared to $360.7 million in 1999 and $291.3 million in 1998.

     The human resource management services offered by Headway consist primarily of temporary staffing and value-added services, IT/professional staff services, executive search and permanent placement services and human resource administration services.
In temporary staffing and value added services, Headway provides employees to clients for periods ranging from one day to several months to satisfy a specific job skill need arising from absenteeism, special projects, fluctuations in the client's volume of business inherent in the business cycle, technology and business system changes, and other causes. The thrust of Headway's marketing approach for its temporary staffing and value added services is "Smart Sizing", which is a human resource management policy of controlling and minimizing the fixed cost of employees by expanding and contracting the client's workforce as needed to meet its specific business needs as they change. The job skills required by clients and offered by Headway consist primarily of "office/clerical" personnel, including, secretaries, office workers and administrative staff. Value added services include payroll services and more involved arrangements where Headway assumes some or all of the administrative functions of employment on-site at the client's business, which is commonly referred to as "vendor-on-premises". Headway offers IT/professional staff services in which accountants, computer programmers and technicians, desktop publishing operators, network administrators and computer graphic specialists are placed on a temporary, contract or permanent basis. Executive search services focuses on placing middle to upper level management positions and permanent placement involves placement of office/clerical and IT/professional personnel. Headway offers human resource administration services where it assumes the position of employer for long-term contingent workers used frequently by clients and manages the scheduling of these contingent workers to make them available to service clients' needs.

     Headway's goal is to continue to build a national staffing business focused on providing these services with an emphasis in the financial services industry as well as other identified industries. Headway's strategy for achieving this goal is to emphasize programs that generate internal growth, make acquisitions where feasible and to continue to conduct operations through a decentralized "Hub-Spoke" management model.

     2000

     In 2000, Headway continued its program of integration of the acquisitions completed over the past four years. The Company currently provides services to industries outside of financial services such as e-commerce, media, entertainment, information technology and telecommunication.

     In July 2000, the Company signed a contract with Shanghai Foreign Service Company Ltd., ("SFSC") to be the exclusive agent representing IT consultants from China to work in the U.S. With the demand for IT professionals in this country greater than the supply, the Company believes that this agreement could give it a competitive advantage over other IT staffing companies.

     In August 2000, the Company completed the transition from the Nasdaq National Market to the American Stock Exchange. The
Company believes that the move to the American Stock Exchange specialist system will better serve its investors.

     In August 2000, the Company's lenders amended its Senior Credit Facility. The amendment includes, among other changes, changes to certain financial covenants, a reduction of the facility size from $100 million to $85 million and a change in the maturity date from March 18, 2003 to April 18, 2002.

     1999

     In 1999, Headway focused its attention on the integration of acquisitions completed over the past three years, internal growth and improving operating efficiencies as well as beginning a diversification program outside of the financial services industry. Headway slowed down the pace of new acquisitions, completing two during the year. In 1999, Headway experienced internal growth of 10% while achieving record revenues, net income and earnings per share before non-recurring items.

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

     In June 1998, Headway acquired substantially all of the assets of Staffing Solutions, Inc. and Intelligent Staffing, Inc., both Florida corporations in a single transaction. SSI is engaged in the business of providing clerical temporary and permanent staffing principally in Southern Florida.

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

Results of Operations

     Years Ended December 31, 2000 and 1999

     Revenue increased $10.4 million to $371.1 million for the year ended December 31, 2000, from $360.7 million for the year ended December 31, 1999. The increase in revenue for 2000 is attributable to a full year of results from the executive search acquisition completed in the latter part of 1999. The relatively modest growth in revenue is misleading and will continue to be a less significant measurement criterion as Headway focuses its growth strategy on higher margin business and reduces the emphasis on high revenue low margin human resource staffing business. This is evident in the decrease in direct costs as a percentage of revenues to 73.5% for the year ended December 31, 2000 from 76.1% for the same period in 1999. During 2000 Headway experienced strong performance in the executive search and permanent placement business offset by a continued decline in the information technology staffing business.

     Whitney, the executive search segment contributed $37.7 million to consolidate revenues in 2000, an increase of $11.7 million from $26.0 million in 1999. This increase is due to the continued strong demand for new hires in the financial services industry and the full year results from the Tyzack acquisition made in November 1999.

     The staffing subsidiary, Headway Corporate Staffing Services, Inc. (HCSS) contributed revenues of $333.4 million, a decrease of $1.3 million from $334.7 million in 1999. Revenues were slightly behind 1999, as Headway focused on reducing it's lower margin human resource staffing business, as well as the very low supply of information technology staffing candidates which has resulted in slightly lower revenue for information technology staffing.

     Total operating expenses (excluding the $2.3 million termination payment in 1999) increased $10.8 million to $352.9 million for 2000 from $342.1 million for 1999. The increase is the result of a $11.4 million increase in selling, general and administrative expenses, a $900,000 increase in depreciation and amortization, offset slightly by a $1.5 million decrease in direct costs. Direct costs decreased as a percentage of revenues to 73.5% in 2000 from 76.1% in 1999. This decrease in direct costs as a percentage of revenues is a result of Headway's changing business mix. Specifically, the executive search business that has no direct cost is becoming a larger percentage of our total revenues and the human resource staffing business which traditionally has a high direct cost has decreased. The increase in selling, general and administrative expenses is primarily attributed to the higher commission expenses associated with a larger portion of revenues being generated from executive search and permanent placements.

     Whitney's operating expenses increased $9.5 million to $28.4 million for the year ended December 31, 2000 as compared to $18.9 million for the same period last year. The increase relates primarily to the increased commissions related to the higher executive search revenues as well as a full year of operating expenses of Tyzack.

     HCSS operating expenses increased $900,000 to $42.9 million for the year ended December 31, 2000 as compared to $42.0 million for the same period last year. The increase in selling, general and administrative expenses is primarily attributable to the higher commission expense associated with higher revenues generated from permanent placements.

     Net income increased $99,000 to $5.9 million for the year ended December 31, 2000 compared to $5.8 million for the year ended December 31, 1999.

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

     Total operating expenses increased $67.8 million to $344.4 million for 1999 from $276.6 million for 1998. Of the increase, $49.4 million relates to the increase in direct costs that are the wages, taxes and benefits of work-site employees of the staffing companies. Direct costs decreased as a percentage of revenues to 76.1% in 1999 from 77.2% in 1998. This decrease is the result of increased revenue from the executive search business that has no direct costs. Of the increase in operating expenses, $2.3 million relates to the termination payment made to the former vice chairman and executive vice president of our subsidiary, Headway Corporate Staffing Services. The balance of the increase in operating expenses relates to the increased commissions due to higher revenues and the full year of expenses of the companies acquired in 1998 as well as the partial year expenses of the 1999 acquisitions.

     Whitney's operating expenses increased $3.8 million to $18.9 million for the year ended December 31, 1999 as compared to $15.1 million for the same period the prior year. The increase relates primarily to the increased commissions related to the higher executive revenues as well as the full year of operating expenses of Carlyle and the two months of expenses for Tyzack.

     Net income before extraordinary item decreased $834,000 to $5.8 million for the year ended December 31, 1999 compared to $6.6 million for the year ended December 31, 1998. Included in the results for 1999 is an after tax charge of $1.4 million related to the termination payment made to the former vice chairman and executive vice president of our subsidiary.
Included in the results for 1998 is an after tax gain of $595,000 on the sale of Headway's investment in Incepta. Net income was $5.1 million for the year ended December 31, 1998 after an extraordinary loss after tax of $1.6 million on early retirement of debt.

     Headway's operations were not significantly impacted by inflation during the years ended December 31, 2000, 1999 and 1998, and it is not anticipated that inflation will have any significant impact on our results of operations for at least the next year.

Liquidity and Capital Resources

     Net cash provided by operating activities was $15.3 million in 2000. This is primarily due to net income of $5.9 million, depreciation and amortization expenses of $5.9 million, a $2.2 million increase in accounts payable and accrued expenses and a $3.1 million increase in accrued payroll. This was partially offset by a $1.4 million decrease in income taxes payable. In 1999 cash provided by operating activities of $7.7 million was primarily due to net income of $5.8 million and depreciation and amortization expenses of $4.8 million offset by an increase in accounts receivable of $4.6 million

     Total cash used in investing activities of $9.5 million in 2000 and $19.0 million in 1999 was primarily the result of the earn-outs paid related to the acquisitions completed during 1999, 1998 and 1997, and to a lesser extent purchases of property and equipment.

     Total cash used in financing activities was $6.0 million for 2000, compared to total cash generated from financing activities of $9.0 million in fiscal 1999. Cash used in financing activities in 2000 related to payments made on Headway's revolving credit facility, payments of other loans and dividend payments. Cash from financing activities in 1999 was due to increases in borrowings on and proceeds from the exercise of stock options offset in part by purchases of treasury stock and preferred stock dividends paid.

     In September 1998, Headway announced that its Board of Directors had authorized a stock repurchase program of up to 1.0 million shares. In 2000, Headway spent $20,000 to repurchase approximately 5,000 shares. In 1999, Headway spent $2.9 million to repurchase approximately 612,900 shares.

     In March 1998, Headway completed a financing for $105 million a portion of which was used to refinance existing debt, for acquisitions completed during 1998 and for general working capital. In August 2000, as part of an amendment, the credit facility was reduced to $85 million and the maturity was changed to April 2002 from March 2003.

     At December 31, 2000, Headway had working capital of $27.5 million compared to working capital of $30.6 million at December 31, 1999. Estimated cash earnout payments to be made in 2001 are $9.4 million of which approximately $3.8 million was earned in 2000 and is included in current liabilities at December 31, 2000. Management estimates that cash flow from operations in 2001 as well as the availability under the existing credit facility will be sufficient for meeting payment obligations and working capital needs as they arise for at least the next 12 months. The executive search revenue is dependent on the successful closing of search transactions and accordingly results can fluctuate during the year. In the current economy, the Company has begun to experience a reduction in the demand for its staffing services and as a result cash flow may be subject to greater fluctuation than in past periods.

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

Forward-Looking Statements

     The Private Securities Litigation Reform Act of 1985 provides a safe harbor for forward-looking statements made by Headway. All statements, other than statements of historical fact, which address activities, actions, goals, prospects, or new developments that Headway expects or anticipates will or may occur in the future, including such things as expansion and growth of Headway's operations and other such matters are forward-looking statements. Any one or a combination of factors could materially affect Headway's operations and financial condition. These factors include competitive pressures, the availability of new acquisitions on terms acceptable to Headway, changes in the performance of the financial services industry or the economy, legal and regulatory initiatives affecting temporary employment, and conditions in the capital markets. Forward-looking statements made by Headway are based on knowledge of its business and the environment in which it operates as of the date of this report. Because of the factors listed above, as well as other factors beyond its control, actual results may differ from those in the forward-looking statement

 Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

     Headway is exposed to changes in interest rates primarily from its long-term debt arrangements. Under its current policies, Headway uses interest rate derivative instruments to manage exposure to interest rate changes. As of December 31, 2000, Headway had one interest rate exchange agreement converting
$30 million of variable rate borrowings under the senior credit agreement to a fixed rate of 6.868% per annum plus the applicable margin, expiring in 2002.

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

                            PART III

     The information required by each of the Items listed below is incorporated herein by reference to the definitive proxy statement of Headway for the 2001 annual meeting of stockholders, which Headway proposes to file with the Securities and Exchange Commission on or before April 30, 2001:

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

Reports on Form 8-K

     No reports on Form 8-K were filed by Headway during the last calendar quarter of 2000.

Exhibits

     Copies of the following documents are included as exhibits to this report pursuant to Item 601 of Regulation S-K.

Exhibit No. SEC Ref. No.  Title of Document                  Location

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

3           (3)(ii)        By-Law Amendments (1)             Apr/Fm8-K
                                                              Ex. No. 5

4           (4)            Series F Preferred Stock          Apr/Fm8-K
                           Designation (1)                    Ex. No. 4

5           (4)            Securities Purchase Agreement     Apr/Fm8-K
                            dated March 19, 1998 (1)          Ex. No. 6

6           (4)            Registration Rights Agreement     Apr/Fm8-K
                            dated March 19, 1998 (1)          Ex. No. 7

7           (4)            Indenture dated March 19, 1998(1) Apr/Fm8-K
                                                              Ex. No. 8

7.1         (4.7.1)        Third Supplemental Indenture      This Filing
                            dated January 8,                  Page E-1
                            2001 to Indenture dated March 19, 1998

8           (4)            Form of Senior Subordinated       Apr/Fm8-K
                            Note (1)                          Ex. No. 9

9           (4)            Guaranty Agreement dated March    Apr/Fm8-K
                            19, 1998 (1)                      Ex. No.10

10          (4)            Credit  Agreement  dated  March  Apr/Fm8-K
                            19, 1998 including Exhibit A     Ex. No. 11
                            Commitment  Percentage, and
                            Exhibit F  - Form of Revolving Note (1)


10.1        (4.10.1)       Amendment  No. 6  dated  August  This filing
                            25, 2000 To  Credit  Agreement
                            dated  Page E-5 March 19, 1998


11          (4)            Guaranty Agreement dated March   Apr/Fm8-K
                            19, 1998 (1)                     Ex. No. 12

12          (4)            Security Agreement dated March   Apr/Fm8-K
                            19, 1998 (1)                     Ex. No.13

13          (4)            Pledge Agreement dated March     Apr/Fm8-K
                            19, 1998 (1)                     Ex. No. 14

14          (4)            LC Account Agreement dated       Apr/Fm8-K
                            March 19, 1998 (1)               Ex. No. 15

15          (4)           Intellectual Property  Security  Apr/Fm8-K
                           Agreement dated March 19, 1998   Ex. No. 16

16          (21)          Subsidiaries of Headway (3)      2000 Fm10-K
                                                            Ex. No. 16


(1) These exhibits are included in Headway's current report on Form 8-K, dated March 19, 1998, and filed with the Commission on April 3, 1998, and are incorporated herein by this reference. The reference under the column "Location" is to the exhibit number in the report on Form 8-K.

(2) These exhibits are included in Headway's annual report on Form 10-KSB, for the fiscal year ended December 31, 1996, and filed with the Securities and Exchange Commission on March 27, 1997, and are incorporated herein by this reference. The reference under the column "Location" is to the exhibit number in the report on Form 10-KSB.

(3) This exhibit is included in Headway's annual report on Form 10-K for the fiscal year ended December 31, 2000, and filed with the Securities and Exchange Commission on March 30, 2001, and is incorporated herein by this reference. The reference under the column "Location" is to the exhibit number in the report on Form 10-K.

                           Signatures

     Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                          Headway Corporate Resources, Inc.


Date:  March 29, 2001     By: /s/ Barry S. Roseman, President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Dated: March 29, 2001    /s/ Gary S. Goldstein, Principal
                         Executive Officer and Director


Dated: March 29, 2001    /s/ Barry S. Roseman Principal
                         Financial and Accounting Officer and
                         Director


Dated: March 29, 2001    /s/ G. Chris Andersen, Director


Dated: March 29, 2001    /s/ E. Garrett Bewkes, III, Director


Dated: March 29, 2001    /s/ Ehud D. Laska, Director


Dated: March 29, 2001    /s/ Richard B. Salomon, Director

              Form 10-K Item 14 (a) (1) and (2)

     Headway Corporate Resources, Inc. and Subsidiaries

    List of Financial Statements and Financial Statement
                          Schedules

The  following consolidated financial statements of  Headway
Corporate  Resources, Inc. and Subsidiaries are included  in
Item 8:

Report of Independent Auditors                                 F-  2

Consolidated Balance Sheets as of December 31, 2000 and 1999 F- 3 Consolidated Statements of Income for the years ended
 December 31, 2000, 1999 and 1998                              F-  4
Consolidated Statements of Stockholders' Equity
 for the years ended December 31, 2000, 1999 and 1998          F-  5
Consolidated Statements of Cash Flows for the years ended
 December 2000, 1999 and 1998                                  F-  8
Notes to Consolidated Financial Statements                     F-  9


The following consolidated financial statement schedule of Headway Corporate Resources, Inc. and Subsidiaries is included in Item 14 (a) (2):

Schedule II - Valuation and Qualifying Accounts                F-26

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

               Report of Independent Auditors

To the Board of Directors and Stockholders
Headway Corporate Resources, Inc.

We have audited the accompanying consolidated balance sheets of Headway Corporate Resources, Inc. and Subsidiaries (the "Company") as of December 31, 2000 and 1999, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2000. Our audits also included the financial statement schedule listed in the Index at Item 14 (a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Headway Corporate Resources, Inc. and Subsidiaries at December 31, 2000 and 1999, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.



                                           ERNST & YOUNG LLP


New York, New York
March 2, 2001

     Headway Corporate Resources, Inc. and Subsidiaries

                 Consolidated Balance Sheets
                   (Dollars in Thousands)

                                                       December 31
                                                    2000         1999
                                                 ----------------------
Assets
Current assets:
 Cash and cash equivalents                       $   1,549    $   1,867
 Accounts receivable, trade, net of allowance
  for doubtful accounts of
  $1,156 (2000) and $958 (1999)                     53,714       53,555
 Prepaid expenses and other current assets           1,151          990
 Prepaid income taxes                                  900            -
                                                 ----------------------
Total current assets                                57,314       56,412

Property and equipment, net                          6,016        5,601
Intangibles, net of accumulated amortization
  of $10,825 (2000) and $6,908 (1999)               88,374       83,872
Deferred financing costs                             1,308        1,546
Other assets                                         1,174          988
                                                 ----------------------
Total assets                                     $ 154,186    $ 148,419
                                                 ======================


Liabilities and stockholders' equity
Current liabilities:
 Accounts payable                                $   3,576    $   2,389
 Accrued expenses                                    4,853        3,215
 Accrued payroll                                    17,248       14,241
 Capital lease obligations, current portion            377          435
 Long-term debt, current portion                         -          152
 Income taxes payable                                    -          533
 Earnouts payable                                    3,803        3,861
 Other current liabilities                               -        1,020
                                                 ----------------------
Total current liabilities                           29,857       25,846

Capital lease obligations, less current portion        291          523
Long-term debt, less current portion                69,700       72,750
Deferred rent                                        1,143        1,246
Deferred income taxes                                  456           53

Commitments and contingencies

Stockholders' equity:
 Preferred stock-$.0001 par value, 5,000,000
  shares authorized:
   Series F, convertible preferred stock-$.0001
   par value, 1,000 shares authorized, issued and
   outstanding (aggregate liquidation
   value $20,000)                                   20,000       20,000
 Common stock-$.0001 par value, 20,000,000
  shares authorized, 11,589,727 shares and
  10,914,627 shares issued and outstanding,
  respectively, at December 31, 2000;
  11,372,561 shares and 10,702,461 shares issued
  and outstanding, respectively, at December
  31, 1999                                               1            1
 Additional paid-in capital                         20,379       19,820
 Treasury stock, at cost                            (3,211)      (3,191)
 Notes receivable                                      (84)        (126)
 Deferred compensation                                (497)        (440)
 Retained earnings                                  16,399       11,929
 Other comprehensive (loss) income                    (248)           8
                                                 ----------------------
Total stockholders' equity                          52,739       48,001
                                                 ----------------------
Total liabilities and stockholders' equity       $ 154,186    $ 148,419
                                                 ======================
See accompanying notes.

     Headway Corporate Resources, Inc. and Subsidiaries

              Consolidated Statements of Income
                   (Dollars in Thousands)

                                                        Year ended December 31
                                                      2000      1999       1998
                                                   -------------------------------
Revenues                                           $ 371,115  $ 360,742  $ 291,303
Operating expenses:
 Direct costs                                        272,872    274,360    224,993
 Selling, general and administrative                  74,690     63,349     48,638
 Termination of employment contract                        -      2,329          -
 Depreciation and amortization                         5,337      4,411      2,952
                                                   ---------  ---------  ---------
                                                     352,899    344,449    276,583
                                                   ---------  ---------  ---------
Operating income                                      18,216     16,293     14,720

Other (income) expenses:
 Interest expense                                      8,049      6,331      4,515
 Interest income                                        (105)      (122)      (152)
 Gain on sale of investment                                -          -       (901)
                                                   ---------  ---------  ---------
                                                       7,944      6,209      3,462
                                                   ---------  ---------  ---------
Income before income tax expense                      10,272     10,084     11,258

Income tax expense                                     4,388      4,299      4,639
                                                   ---------  ---------  ---------
Net income before extraordinary item                   5,884      5,785      6,619
Extraordinary loss on early extinguishment of debt
 (net of income tax benefit of $1,141)                     -          -     (1,557)
                                                   ---------  ---------  ---------
Net income                                             5,884      5,785      5,062

Preferred dividend requirements                       (1,414)    (1,100)      (866)
                                                   ---------  ---------  ---------
Net income available for common stockholders       $   4,470  $   4,685  $   4,196
                                                   =========  =========  =========
Basic earnings (loss) per common share:
 Net income before extraordinary item              $     .42  $     .46  $     .58
 Extraordinary item                                        -          -       (.15)
                                                   ---------  ---------  ---------
 Net income                                        $     .42  $     .46  $     .43
                                                   =========  =========  =========
Diluted earnings (loss) per common  share:
 Net income before extraordinary item              $     .41  $     .40  $     .47
 Extraordinary item                                        -          -       (.11)
                                                   ---------  ---------  ---------
 Net income                                        $     .41  $     .40  $     .36
                                                   =========  =========  =========

See accompanying notes.

      Headway Corporate Resources, Inc. and Subsidiaries

       Consolidated Statements of Stockholders' Equity
          (Dollars in Thousands, except share data)

                                 Series A, B, C and D    Series F
                                     Convertible       Convertible
                                   Preferred Stock   Preferred Stock     Common Stock
                                 ------------------- --------------- ------------------
                                   Shares  Amount    Shares  Amount   Shares    Amount
                                 ------------------------------------------------------
Balance at December 31, 1997          576   $ 400       -  $      -   8,907,110  $    1
 Issuance of preferred stock            -       -   1,000    20,000          -        -
 Conversion of preferred stock       (576)   (400)      -         -     114,540       -
 Repayment of notes receivable          -       -       -         -          -        -
 Issuance of stock foracquisitions      -       -       -         -     175,488       -
 Exercise of options and warrants       -       -       -         -   1,222,082       -
 Preferred stock dividends              -       -       -         -           -       -
 Treasury stock                         -       -       -         -           -       -
 Translation adjustment                 -       -       -         -           -       -
 Net income                             -       -       -         -           -       -
 Comprehensive income                   -       -       -         -           -       -
                                   ______   _____   _____  ________ ___________ _______
Balance at December 31, 1998            -       -   1,000    20,000  10,419,220       1
 Repayment of notes receivable          -       -       -         -           -       -
 Issuance of stock for acquisitions     -       -       -         -     425,110       -
 Exercise of options                    -       -       -         -     403,231       -
 Issuance of common stock to an
  officer for services                  -       -       -         -     125,000       -
 Amortization of stock-based
  compensation                          -       -       -         -           -       -
 Preferred stock dividends              -       -       -         -           -       -
 Treasury stock                         -       -       -         -           -       -
 Translation adjustment                 -       -       -         -           -       -
 Net income                             -       -       -         -           -       -
 Comprehensive income                   -       -       -         -           -       -
                                   ______   _____   _____  ________ ___________ _______
Balance at December 31, 1999            -       -   1,000    20,000  11,372,561       1
 Repayment of notes receivable          -       -       -         -           -       -
 Issuance of stock for acquisitions     -       -       -         -     157,166       -
 Issuance of common stock to an
  employee for service                  -       -       -         -      60,000       -
 Amortization of stock-based
  compensation                          -       -       -         -           -       -
 Preferred stock dividends              -       -       -         -           -       -
 Treasury stock                         -       -       -         -           -       -
 Translation adjustment                 -       -       -         -           -       -
 Net income                             -       -       -         -           -       -
 Comprehensive income                   -       -       -         -           -       -
                                   ______   _____   _____  ________ ___________ _______
Balance at December 31, 2000            -       -   1,000  $ 20,000  11,589,727  $    1
                                   ======   =====   =====  ======== =========== =======

See accompanying notes.

     Headway Corporate Resources, Inc. and Subsidiaries

       Consolidated Statements of Stockholders' Equity
          (Dollars in Thousands, except share data)

                                   Additional
                                    Paid-in    Treasury Stock     Notes     Deferred
                                   ----------------------------
                                    Capital   Shares     Amount  Receivabe Compensation
                                   ----------------------------------------------------
Balance at December 31,1997        $ 13,247         -   $       -   $ (285)   $    -
 Issuance of preferred stock         (1,367)        -           -        -         -
 Conversion of preferred stock          400         -           -        -         -
 Repayment of notes receivable            -         -           -      113         -
 Issuance of stock for acquisitions   1,233         -           -        -         -
 Exercise of options and warrants     2,266         -           -        -         -
 Preferred stock dividends                -         -           -        -         -
 Treasury stock                           -   (57,200)       (290)       -         -
 Translation adjustment                   -         -           -        -         -
 Net income                               -         -           -        -         -
 Comprehensive income                     -         -           -        -         -
                                   --------  --------   ---------   -------   ---------
Balance at December 31, 1998         15,779   (57,200)       (290)    (172)        -
 Repayment of notes receivable            -         -           -       46         -
 Issuance of stock for acquisitions   1,969         -           -        -         -
 Exercise of options                  1,597         -           -        -         -
 Issuance of common stock to an
  officer for services                  475         -           -        -      (475)
 Amortization of stock-based
  compensation                            -         -           -        -        35
 Preferred stock dividends                -         -           -        -         -
 Treasury stock                           -  (612,900)     (2,901)       -         -
 Translation adjustment                   -         -           -        -         -
 Net income                               -         -           -        -         -
 Comprehensive income                     -         -           -        -         -
                                   --------  ---------   ---------   ------   --------
Balance at December 31, 1999         19,820  (670,100)     (3,191)    (126)     (440)
 Repayment of notes receivable            -         -           -       42         -
 Issuance of stock for acquisitions     416         -           -        -         -
 Issuance of common stock to an
  employee for services                 143         -           -        -      (143)
 Amortization of stock-based
  compensation                            -         -           -        -        86
 Preferred stock dividends                -         -           -        -         -
 Treasury stock                           -    (5,000)        (20)       -         -
 Translation adjustment                   -         -           -        -         -
 Net income                               -         -           -        -         -
 Comprehensive income                     -         -           -        -         -
                                   --------  ---------   ---------   ------   --------
Balance at December 31, 2000       $ 20,379  (675,100)   $ (3,211)   $ (84)   $ (497)
                                   ========  =========   =========   ======   ========

See accompanying notes.

     Headway Corporate Resources, Inc. and Subsidiaries

                   (Dollars in Thousands)



                                                  Other         Total
                                    Retained  Comprehensive  Stockholder's
                                    Earnings     Income         Equity
                                    --------------------------------------
Balance at December 31, 1997         $  3,048   $   41        $ 16,452
 Issuance of preferred stock                -        -          18,633
 Conversion of preferred stock              -        -               -
 Repayment of notes receivable              -        -             113
 Issuance of stock for acquisitions         -        -           1,233
 Exercise of options and warrants           -        -           2,266
 Preferred stock dividends               (866)       -            (866)
 Treasury stock                             -        -            (290)
 Translation adjustment                     -      (32)            (32)
 Net income                             5,062        -           5,062
                                                              -----------
 Comprehensive income                       -        -           5,030
                                    -------------------------------------
Balance at December 31, 1998            7,244        9          42,571
 Repayment of notes receivable              -        -              46
 Issuance of stock for acquisitions         -        -           1,969
 Exercise of options                        -        -           1,597
 Issuance of common stock to an
  officer for services                      -        -               -
 Amortization of stock-based
  compensation                              -        -              35
 Preferred stock dividends             (1,100)       -          (1,100)
 Treasury stock                             -        -          (2,901)
 Translation adjustment                     -       (1)             (1)
 Net income                             5,785        -           5,785
                                                              -----------
 Comprehensive income                       -        -           5,784
                                    -------------------------------------
Balance at December 31, 1999           11,929        8          48,001
 Repayment of notes receivable              -        -              42
 Issuance of stock for acquisitions         -        -             416
 Issuance of common stock to an
  employee for services                     -        -               -
 Amortization of stock-based
  compensation                              -        -              86
 Preferred stock dividends             (1,414)       -          (1,414)
 Treasury stock                             -        -             (20)
 Translation adjustment                     -     (256)           (256)
 Net income                             5,884        -           5,884
                                                              -----------
 Comprehensive income                       -        -           5,628
                                    -------------------------------------
Balance at December 31, 2000         $ 16,399   $ (248)       $ 52,739
                                    =====================================



See accompanying notes.

     Headway Corporate Resources, Inc. and Subsidiaries

            Consolidated Statements of Cash Flows

                   (Dollars in Thousands)

                                                       Year ended December 31
                                                      2000       1999       1998
                                                    -----------------------------
Operating activities
Net income                                          $  5,884   $  5,785   $ 5,062
Adjustments to reconcile net income to
 net cash provided by operating activities:
  Gain on sale of investment                               -          -      (901)
  Depreciation and amortization,
   including deferred financing costs                  5,864      4,798     3,354
  Amortization of deferred compensation                   86         35         -
  Provision for bad debt                                 297        504       427
  Deferred income taxes                                  403        513       379
  Loss on early extinguishment of debt                     -          -     1,557
Changes in assets and liabilities, net
 of effects of acquisitions:
  Accounts receivable                                   (732)    (4,584)  (13,853)
  Prepaid expenses and other current assets             (181)       (36)     (548)
  Other assets                                          (199)       (98)     (148)
  Accounts payable and accrued expenses                2,224       (425)      752
  Accrued payroll                                      3,102        749     4,657
  Income taxes payable                                (1,378)       500      (718)
  Deferred rent                                         (103)        (5)      104
                                                    --------   --------   -------
Net cash provided by operating activities             15,267      7,736       124
                                                    --------   --------   -------
Investing activities
Expenditures for property and equipment               (1,750)    (1,919)   (1,759)
Repayment from notes receivable                           42         46       113
Repayment of related party note                            -          -       638
Proceeds from sale of investment                           -          -     3,178
Cash paid for acquisitions                            (7,787)   (17,164)  (44,863)
                                                    --------   --------   -------
Net cash used in investing activities                 (9,495)   (19,037)  (42,693)

Financing activities
Net change in revolving credit line                   (3,050)    11,950   (13,404)
Proceeds from long-term debt                               -          -    60,800
Repayment of long-term debt                             (152)      (157)  (20,605)
Payment of capital lease obligations                    (426)      (213)     (246)
Payments of loan acquisition fees                       (289)      (176)   (2,003)
Payment of other loans                                (1,020)         -         -
Sale of preferred stock, net                               -          -    18,633
Proceeds from exercise of options                          -      1,597     2,266
Purchase of treasury stock                               (20)    (2,901)     (290)
Cash dividends paid                                   (1,039)    (1,100)     (866)
                                                    --------   -------   --------
Net cash (used in) provided by financing activities   (5,996)     9,000    44,285

Effect of exchange rate changes on cash
 and cash equivalents                                    (94)        11       (31)
                                                    --------   --------   --------
(Decrease) increase in cash and cash equivalents        (318)    (2,290)     1,685
Cash and cash equivalents at beginning of year         1,867      4,157      2,472
                                                    --------   --------   --------
Cash and cash equivalents at end of year            $  1,549   $  1,867   $  4,157
                                                    ========   ========   ========

Supplemental disclosure of cash flow information
Cash paid during the year for:
 Interest                                           $  8,511   $  5,901   $  3,736
                                                    ========   ========   ========
 Income taxes                                       $  5,388   $  3,176   $  5,129
                                                    ==============================

Supplemental disclosure of noncash investing and financing activities

In  1999, the Company issued common stock valued at $475,000 for  services.  In 2000 and 1999  the Company issued 157,166 and  425,110  shares of its common stock valued at  $416,000 and $1,969,000 respectively, for acquisitions.

In 2000, 1999 and 1998, the Company purchased property and equipment under capital leases amounting to approximately
$136,000, $198,000 and $900,000, respectively.


See accompanying notes.

                      December 31, 2000
1. Organization

Headway Corporate Resources, Inc. and its wholly owned subsidiaries (the "Company") provide strategic staffing solutions and personnel worldwide. Its operations include information technology staffing, temporary staffing, human resource staffing, permanent placement and executive search. Headquartered in New York, the Company has temporary staffing offices in California, Connecticut, Florida, New Jersey, North Carolina, Virginia, and Texas and executive search offices in New York, Illinois, the United Kingdom, Japan, Hong Kong and Singapore.

2. Summary of Significant Accounting Policies

Principles of Consolidation

The  consolidated financial statements include the  accounts of  Headway  Corporate Resources, Inc. and its  subsidiaries
after   elimination   of  all  intercompany   accounts   and
transactions.

Revenue Recognition

Information technology staffing, temporary staffing and human resource staffing revenue is recognized when the temporary personnel perform the related services. Permanent placement revenue is recognized when the placement is employed. Provisions are made for estimated losses in realization (principally due to applicants not remaining in employment for the guaranteed period, usually 90 days).

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

Goodwill

Goodwill is amortized utilizing the straight-line method over a period of 20 to 30 years. The Company periodically evaluates the carrying value and the periods of amortization of goodwill based on the current and expected future non-discounted income from operations of the entities giving rise to the goodwill to determine whether events and circumstances warrant revised estimates of carrying value or useful lives. No such write-downs have been necessary because the acquired entities have been profitable and have generally met all performance expectations.

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

Segment Information

The Company reports segment information in accordance with Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("Statement 131"). Statement 131 establishes standards for the way companies report information about operating segments in annual financial statements. Statement 131 also establishes standards for related disclosures about products and services, geographic areas, and major customers (see Note 14).

Stock-Based Compensation

The Company grants stock options for a fixed number of shares to employees with an exercise price equal to the fair value of the shares at the date of grant. The Company accounts for stock option grants in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related interpretations because the Company believes the alternative fair value accounting provided for under FASB Statement No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), requires the use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized on the date of grant.

Recent Pronouncements

Statement of Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities", establishes accounting and reporting standards for derivative instruments, including derivative instruments embedded in other contracts and for hedging activities. This statement is effective for all fiscal quarters of fiscal years beginning 2001 and is not expected to have a significant impact on the Company's financial position or results of operations.

3. Property and Equipment

Property and equipment consists of the following:

                                                        December 31
                                                      2000       1999
                                                  -----------------------
  Leasehold improvements                          $ 1,667,000  $1,425,000
  Furniture and fixtures                            1,844,000   1,692,000
  Office and computer equipment                     6,890,000   5,578,000
                                                  -----------------------
                                                   10,401,000   8,695,000
  Less accumulated depreciation and amortization    4,385,000   3,094,000
                                                  -----------------------
                                                  $ 6,016,000  $5,601,000
                                                  =======================

4. Due from Related Parties and Related Party Transactions

In August 2000, the Company issued 60,000 shares of common stock to an employee for services. These shares vest in August 2003. Such shares were valued at $143,000, the then current market value. Deferred compensation is being amortized on a straight-line basis through August 2003.

In July 1999, the Company granted 125,000 shares of common stock to the Company's Chairman. These shares vest at the earlier of i) the Company's common stock price reaching a certain level, as defined, or ii) on July 1, 2006. Such shares were valued at $475,000 and the related deferred compensation is being amortized on a straight-line basis through July 1, 2006.

In  March  1998,  the Chairman repaid the Company  $638,000,
representing  the  then  outstanding  balance  due  to   the
Company.

In 1998, financial advisory services were provided to the Company by entities in which a director of the Company was a principal. Amounts paid for such services amounted to $147,000 and was related to an acquisition made by the Company.

During the years ended December 31, 2000, 1999 and 1998, the
Company incurred fees of approximately $204,000, $304,000 and $615,000, respectively, for legal services to an entity, whose partner is a member of the Board of Directors.

5. Long-Term Debt and Credit Facilities

In 1998, the Company retired the balance outstanding under the then existing credit facility with the proceeds of a new financing (see below) and incurred an extraordinary loss on the early retirement of this credit facility of $1,557,000.

In March 1998, the Company completed a financing totaling $105,000,000 consisting of a $75,000,000 senior credit facility, $10,000,000 of senior subordinated notes, and $20,000,000 of Series F Convertible Preferred Stock (see
Note 7).

In August 2000, the credit facility was amended and the amount that can be borrowed was reduced from $100,000,000 to $85,000,000. This credit facility expires in 2002, all amounts outstanding are due in 2002, and bears interest at varying rates based on LIBOR which ranged from 5.81% to 6.72% per annum at December 31, 2000. As of December 31, 2000, $59,700,000 was outstanding under the senior credit facility. Substantially all assets of the Company have been pledged as collateral for the senior credit facility. In addition, the Company is required to meet certain financial ratios, as defined.

The senior subordinated notes are payable in March 2006 and bear interest at 12% per annum until March 2001, increasing to 14% per annum thereafter. In January 2001, the terms of the senior subordinated notes were amended, including increasing the effective interest rate to 13% until March 2001 and 15% thereafter.

The carrying amount of the borrowings under the senior credit facility and senior subordinated notes approximates fair value.

In connection with an acquisition made in July 1997, the Company entered into a $451,000 note payable to the seller. This note was payable in six equal semi-annual installments commencing in January 1998 with interest at 6% per annum. The note was repaid during 2000.

As of December 31, 1999, the Company had two interest rate exchange agreements converting $40,000,000 (notional amount) of variable rate borrowings under the senior credit agreement to a fixed rate. At December 31, 1999, each contracted fixed interest rate was 5.20% per annum plus the applicable margin, and provided an option to the counter party to extend the term of the exchange agreements to 2001. The notional amount does not represent amounts exchanged by the parties and is not a measure of the exposure to the
Company through its use of derivatives. The term of the exchange agreements expired in September and October 2000. As of December 31, 2000, the Company had one interest rate exchange agreement converting $30,000,000 (notional amount) of variable rate borrowings under the senior credit agreement to a fixed rate. At December 31, 2000, such contract fixed rate was 6.868% per annum. At December 31, 2000 and 1999, the fair value of the interest rate exchange agreements based on notional amounts and other terms of the agreements, was calculated based on the buyback value of such exchange agreements and amounted to approximately $435,000 and $323,000, respectively. The Company is exposed to credit loss in the event of nonperformance by the counter-party, a large financial institution. However, the Company does not anticipate nonperformance by the counter-party.

6. Acquisitions

In March and July 1997, the Company acquired certain assets of a North Carolina corporation and two New York corporations, respectively. In September 1997, the Company acquired (i) substantially all of the assets of a New Jersey corporation and (ii) all of the outstanding stock and substantially all of the assets of a Connecticut corporation and related limited liability company, respectively. In addition to the purchase price paid at closing, the sellers are entitled to earn-outs based on future earnings. The purchase price for these acquisitions amounted to approximately $35,294,000, including earn-outs recorded in 2000, 1999, 1998 and 1997 of $4,562,000, $5,534,000,
$5,640,000 and $2,200,000, respectively, and exceeded the fair value of the net assets acquired resulting in goodwill of approximately $34,188,000. As consideration for the portion of the earnouts, in 2000, 1999, 1998 and 1997, the Company issued 80,710, 80,710, 80,710 and 121,066 shares of the Company's common stock, valued at $333,000, $333,000, $333,000 and $500,000, respectively.


In March 1998, the Company acquired substantially all of the assets of two related Connecticut entities, three Southern Virginia Offices of a Virginia corporation, and the stock of a California corporation in three separate transactions; in June 1998, the Company acquired substantially all of the assets of two Florida corporations and a New Jersey corporation in two separate transactions; in July 1998, the Company acquired all of the outstanding stock of an Illinois corporation; and, in November 1998, the Company acquired substantially all of the assets of two Texas corporations.
In addition, to the purchase price paid at closing, the sellers are entitled to earnouts based on future earnings. The purchase price for these acquisitions amounted to approximately $50,499,000, including earnouts recorded in 2000, 1999 and 1998 of $3,285,000, $6,829,000 and $640,000,
respectively, and exceeded the fair value of the net assets acquired resulting in goodwill of approximately $45,175,000. A portion of the purchase price for two acquisitions consisted of 94,778 shares of the Company's common stock valued at $900,000.

In June 1999, the Company acquired substantially all of the assets of a division of a North Carolina corporation and, in November 1999, the Company acquired all of the outstanding stock of a United Kingdom executive placement and management advisory company. The purchase price for these acquisitions of approximately $8,941,000, including earn-outs recorded in 2000 of $215,000, and exceeded the fair value of the net assets acquired resulting in goodwill of approximately $8,551,000. A portion of the purchase price for the United Kingdom acquisition consisted of 344,400 shares of the Company's common stock valued at $1,691,000, which were issued at the time of the acquisition. In December 2000, the Company issued Tyzack an additional 76,456 shares valued at $83,000.

The aforementioned acquisitions have been accounted for as purchases and have been included in the Company's operations from the dates of the respective purchases. Any additional purchase price based on future earnings related to the aforementioned acquisitions will be recorded as additional goodwill upon the determination that the earnouts have been met. The amortization of goodwill for the years ended December 31, 2000, 1999 and 1998 was approximately $3,917,000, $3,280,000 and $2,191,000, respectively.

The pro forma unaudited consolidated results of operations of the 1999 acquisitions on the results of operations for 1999 and 1998 and the 1998 acquisitions on the results of operations for 1998, assuming consummation of the aforementioned transactions as of the beginning of the respective periods, are as follows:

                                        Year ended December 31,
                                          1999          1998
                                      -------------------------
                                             (Unaudited)
Total revenue                         $ 370,038      $ 339,406
Net income before extraordinary item      6,493          8,189
Net income                                6,493          6,632
Net income available for common
    stockholders                          5,393          5,766

Earnings per share:
    Basic                                  0.52           0.59
    Diluted                                0.45           0.47


7. Stockholders' Equity

In 1998, 572 shares of Series B preferred stock were converted into 55,585 shares of common stock and 4 shares of Series D preferred stock were converted into 12,937 shares of common stock.

In  March   1998, the Company authorized  and  issued  1,000
shares  of  Series F   Convertible    Preferred  Stock   for
$20,000,000. The Series F Convertible Preferred Stock is non-voting, accrues dividends at the rate of 5.5% (increased to 7.5% in March 19, 2000) per annum and is convertible into common stock at an initial conversion price of $5.58 per share (the market value of the Company's common stock at closing). Expenses in connection with the issuance of the preferred stock amounted to $1,367,000 and were accounted for as share issuance expenses.

In May 1996, the Company loaned a total of $507,000 to ten employees of the Company at an interest rate of 8% per annum, payable quarterly over a term of five years. The funds were used by the employees to purchase a total of 2,170 shares of the Company's Series A Convertible Preferred Stock from the then current Series A Convertible Preferred Stock stockholder. The loans outstanding ($84,000 at December 31, 2000) are collateralized by common stock and assets with a value in excess of the principal amount of each loan.

In September 1998, the Company authorized a stock repurchase program of up to 1,000,000 shares of the Company's common stock. In 2000, 1999 and 1998, the Company repurchased 5,000, 612,900 and 57,200 shares of the Company's common stock for approximately $20,000, $2,901,000 and $290,000, respectively.

At December 31, 2000, approximately 7,095,000 shares of common stock have been reserved for future issuance as follows:

  Convertible Preferred Stock               3,584,000
  Warrants                                    270,000
  Stock Incentive Plan (see Note 10)        3,241,000
                                            ---------
                                            7,095,000
                                            =========

At December 31, 2000, all warrants issued by the Company are fully vested and have exercise prices ranging from $3.50 to $5.25. During 2000, no warrants were exercised and approximately 102,000 warrants that were issued upon the conversion of Series D convertible preferred stock were cancelled. During 1998, 1,097,970 warrants were exercised. The outstanding warrants expire in 2001.

8. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share pursuant to FASB Statement No.
128, "Earnings per Share", for the years ended December 31, 2000, 1999 and 1998:

                                                2000          1999           1998
                                           ------------------------------------------
Numerator:
 Income before extraordinary               $  5,884,000   $  5,785,000   $  6,619,000
 Extraordinary loss                                   -              -     (1,557,000)
 Preferred stock dividend requirements       (1,414,000)    (1,100,000)      (866,000)
                                           -------------  -------------  ------------
 Numerator for basic earnings per
   share - net income availabel for
   common shareholders                        4,470,000      4,685,000      4,196,000
 Effect of dilutive securities:
   Preferred dividend requirements            1,414,000      1,100,000        866,000
                                           ------------  -------------  -------------
Numerator for diluted earnings per
  share - net income available for common
  stockholders after assumed conversion    $  5,884,000  $   5,785,000  $   5,062,000
                                           ============  =============  =============

Denominator:
 Denominator for basic earnings per
  share- weighted average shares             10,590,461     10,287,978      9,853,354
 Effect of dilutive securities:
  Stock options, warrants and restricted
   shares                                        74,142        456,477      1,615,486
 Convertible preferred stock                  3,584,299      3,584,299      2,688,172
                                           ------------  -------------  -------------
 Dilutive potential common stock              3,658,441      4,040,776      4,303,658
                                           ------------  -------------  -------------
Denominator for diluted earnings per
 share - adjusted weighted- average shares
 and assumed conversions                     14,248,902     14,328,754     14,157,012
                                            ===========  =============  =============
Basic earnings per share                    $       .42     $      .46     $      .43
                                            ===========  =============  =============
Diluted earnings per share                  $       .41     $      .40     $      .36
                                            ===========  =============  =============

9. Income Taxes

Income tax expense from continuing operations consists of the following:

                                   Year ended December 31
                                 2000        1999        1998
                            --------------------------------------
Current:
 Domestic                   $ 3,368,000  $ 3,771,000   $ 4,241,000
 Foreign                        443,000       15,000        19,000
                            --------------------------------------
                              3,811,000    3,786,000     4,260,000
                            --------------------------------------
Deferred expense:
 Domestic                       577,000      513,000       379,000
                            --------------------------------------
Total deferred expense          577,000      513,000       379,000
                            -------------------------------------
                            $ 4,388,000  $ 4,299,000   $ 4,639,000
                            ======================================

The components of deferred tax assets and liabilities are as follows:

                                            December 31
                                         2000         1999
                                     -------------------------
Deferred tax assets:
 Deferred rent                       $   486,000   $   539,000
 Allowances for doubtful accounts        438,000       376,000
 Other                                    34,000             -
                                     -------------------------
                                         958,000       915,000
Deferred tax liabilities:
 Depreciation                           (123,000)      (70,000)
 Intangibles                          (1,228,000)     (677,000)
 Cash to accrual adjustments             (63,000)     (206,000)
 Other                                         -       (15,000)
                                     -------------------------
                                      (1,414,000)     (968,000)
                                     -------------------------
                                     $  (456,000)  $   (53,000)
                                     =========================

A reconciliation of the statutory Federal income tax rate to the effective rates is as follows:

                                  Year ended December 31
                                   2000    1999     1998
                                  -----------------------
Statutory rate                      34%     34%      34%
State and local income taxes
 (net of federal tax benefit)        7       7        7
Other                                2       2        -
                                  -----------------------
Effective tax rate                  43%     43%      41%
                                  =======================

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

                                  Number of     Weighted Average
                                   Shares       Exercise Price
                                  ------------------------------
Outstanding at December 31, 1997   1,729,912         3.52
Granted                              403,000         6.53
Canceled                             (40,671)        2.79
Exercised                           (124,112)        3.10
                                   ---------
Outstanding at December 31, 1998   1,968,129         4.16
Granted                              560,000         4.76
Canceled                            (139,667)        4.14
Exercised                           (403,231)        3.47
                                   ---------
Outstanding at December 31, 1999   1,985,231         4.47
Granted                              282,500         3.34
Canceled                            (345,000)        4.59
                                   ---------
Outstanding at December 31, 2000   1,922,731         4.27
                                   =========
Exercisable at December 31, 1998   1,061,680         3.57
                                   =========
Exercisable at December 31, 1999   1,111,620         3.98
                                   =========
Exercisable at December 31, 2000   1,276,896         4.13
                                   =========

Options granted vest equally over three years or cliff  vest at  the end of a three-year term and are exercisable  for  a period  not  to  exceed ten years from the  date  of  grant.
Information regarding options outstanding under the Plan  at
December 31, 2000 is as follows:
                                        Weighted-
                             Weighted-   Average                  Weighted-
   Exercise      Number of   Average    Remaining     Number of    Average
    Price        Options     Exercise  Contractual     Options     Exercise
    Range      Outstanding    Price       Life       Exerciseable   Price
- ----------------------------------------------------------------------------
$2.38 - $3.50  $  563,000    $ 2.80    5.4 years       483,000     $ 2.84
 3.62 -  5.38   1,174,731      4.36    7.7 years       662,230       4.29
 5.50 -  8.00      85,000      6.23    7.8 years        65,000       6.16
 9.88             100,000      9.88    7.6 years        66,666       9.88
               ----------                            ---------
                1,922,731                            1,276,896
               ==========                            =========

11. Stock-Based Compensation

Pro forma information regarding net income and earnings per share is required by SFAS 123 and has been determined as if the Company had accounted for its employee stock options under the fair value method of SFAS 123. The fair value for these options was estimated at the date of grant using a Black-Scholes option-pricing model with the following weighted-average assumptions:

                                     Year ended December 31
                                    2000      1999      1998
                                  ----------------------------
Assumptions
Risk-free rate                      6.72%     5.83%     5.30%
Dividend yield                         0%        0%        0%
Volatility factor of the expected
  market price of the Company's
   common stock                      .70       .68       .76
Average life                      5 years   5 years   5 years

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

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the vesting period of the options. The Company's pro forma information is as follows:

                                      Year ended December 31
                                  2000          1999        1998
                               -------------------------------------
Pro forma net income available
 for common stockholders       $4,901,000    $5,243,000   $3,694,000
Pro forma earnings per share:
 Basic                                .38           .40          .37
 Diluted                              .38           .36          .32

The weighted average fair value of options granted during the years ended December 31, 2000, 1999 and 1998 was $2.12, $2.93 and $4.26 respectively. The weighted average remaining contractual life of options exercisable at December 31, 2000 is 5.12 years.

12. Commitments and Contingencies

The Company leases office space under operating leases which have various expiration dates through October 2009. The leases provide for additional rent based on increases in operating costs and real estate taxes. The Company also leases equipment under capital leases expiring at various times through December 2003.

Future minimum lease payments at December 31, 2000 under capital leases and noncancelable operating leases (shown net of $563,000 of sublease income per annum through 2005) with remaining terms of one year or more are as follows:

                                    Capital     Operating
                                     Leases       Leases
                                  ------------------------
2001                              $ 399,000     $2,245,000
2002                                233,000      2,082,000
2003                                106,000      1,546,000
2004                                      -      1,111,000
2005                                      -      1,032,000
Thereafter                                -      4,347,000
                                  ------------------------
Total minimum lease payments        738,000    $12,363,000
Less amounts representing interest   70,000    ===========
                                  ---------
Present value of net minimum
 lease payments                     668,000
Less current portion                377,000
                                  ---------
Long-term portion                 $ 291,000
                                  =========

Included in property and equipment at December 31, 2000 and 1999 are equipment recorded under capital leases with a cost of $1,635,000 and $1,683,000, respectively, and accumulated depreciation and amortization of $692,000 and $514,000, respectively. Amortization of equipment recorded under capital leases is included with depreciation expense.

Rent  expense,  including escalation  charges,  and  net  of sublease income of $514,000, $498,000 and $538,000  for  the
years   ended  December  31,  2000,  1999  and   1998   were
$2,976,000, $2,634,000 and $1,912,000, respectively.

The  Company  has letters of credit outstanding  aggregating
$1,150,000 in connection with various guarantees.

The Company is party to litigation arising out of the normal course of its business. In the opinion of management, all matters are without merit or are of such kind or involve such amounts, as would not have a material adverse effect on the financial position, results of operations or cash flows of the Company.

13. Retirement Plan

The Company has a 401(k) plan covering substantially all its domestic employees. The plan does not require a matching contribution by the Company.

14. Segment Information

Major Customers

For the year ended December 31, 2000, no customer accounted for more than 10% of the Company's revenues. For the years ended December 31, 1999 and 1998, one staffing services customer accounted for 11% and 14% of revenues, respectively.

Geographic Information

For the years ended December 31, 2000, 1999 and 1998, the Company derived substantially all of its revenues from businesses located in the United States, and no other country accounted for more than 10% of the Company's revenues.

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

                                  Year ended December 31, 2000
                                             Executive
                                  Staffing    Search
                                  Services   Services     Total
                                  ------------------------------
                                       (Dollars in Thousands)

Revenues                           $333,465  $ 37,650   $371,115
Depreciation and amortization         4,479       858      5,337
Interest expense                      6,818       253      7,071
Interest income                         (98)        -       (98)
Segment income before
 income tax expense                   6,141     8,127    14,268
Income tax expense                    2,641     3,413     6,054
Segment profit                        3,500     4,714     8,214
Segment assets                      128,478    23,356   151,834
Expenditures for long lived assets    1,435       315     1,750



                                 Year ended December 31, 1999
                                            Executive
                                  Staffing    Search
                                  Services   Services   Total
                                  ---------------------------
                                    (Dollars in Thousands)

Revenues                          $334,743  $25,999  $360,742
Depreciation and amortization        3,930      481     4,411
Termination of employment contract   2,329        -     2,329
Interest expense                     5,801        8     5,809
Interest income                        (89)     (18)     (107)
Segment income before income tax
  expense                            6,371    6,616    12,987
Income tax expense                   2,785    2,748     5,533
Segment profit                       3,586    3,868     7,454
Segment assets                     127,518   19,392   146,910
Expenditures for long lived assets   1,538      381     1,919

                                       Year ended December 31, 1998
                                                   Executive
                                       Staffing     Search
                                       Services    Services     Total
                                       ------------------------------
                                          (Dollars in Thousands)

Revenues                                 $271,518   $19,785  $291,303
Depreciation and amortization               2,694       258     2,952
Interest expense                            4,107         6     4,113
Interest income                               (26)      (43)      (69)
Segment income before income tax
  expense                                   8,654     4,509     13,163
Income tax expense                          3,609     1,880      5,489
Segment income before extraordinary item    5,045     2,629      7,674
Extraordinary loss                         (1,557)        -     (1,557)
Segment profit                              3,488     2,629      6,117
Segment assets                            106,636    19,602    126,238
Expenditures for long lived assets          1,493       266      1,759

                                           Year ended December 31
                                       2000       1999        1998
                                     -------------------------------
                                          (Dollars in Thousands)

Reconciliation to net income
Total profit for reportable segments $  8,214   $  7,454    $  6,117
Unallocated amounts:
 Gain on sale of investment                 -          -         901
 Interest expense                        (978)      (522)       (402)
 Interest income                            7         15          83
 Corporate overhead                    (3,025)    (2,396)     (2,487)
 Income tax benefit                     1,666      1,234         850
                                     -------------------------------
Net income                           $  5,884   $  5,785    $  5,062
                                     ===============================

                                                December 31
                                         2000       1999       1998
                                       ------------------------------
                                          (Dollars in Thousands)
Reconciliation to total assets
Total assets for reportable segments   $151,834   $146,910   $126,238
 Other assets                             2,352      1,509        708
                                       ------------------------------
Total assets                           $154,186   $148,419   $126,946
                                       ==============================

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

17. Quarterly Results of Operations (Unaudited)

The following is a summary of the quarterly results for the years ended December 31, 2000 and 1999.

                               2000 Quarter Ended
                    -------------------------------------------
                     March        June     September   December
                    -------------------------------------------
                               (Dollars in Thousands)
Revenues            $96,315      $96,655    $91,678    $86,467
Operating Income      4,998        5,187      3,674      4,357
Net Income            1,819        1,802        870      1,393
Net Income:
     -Basic             .14          .14        .05        .10
     -Diluted           .13          .13        .05        .10


                               1999 Quarter Ended
                    -------------------------------------------
                     March       June      September   December
                    -------------------------------------------
                             (Dollars in Thousands)
Revenues            $92,653     $92,172     $90,229    $85,688
Operating Income      2,600       5,199       4,653      3,841
Net Income              649       2,083       1,777      1,276
Net Income:
     -Basic             .04         .18         .15        .09
     -Diluted           .04         .15         .13        .09

       Schedule II - Valuation And Qualifying Accounts

     Headway Corporate Resources, Inc. and Subsidiaries

                      December 31, 2000



    COL. A                           COL. B             COL. C           COL. D      COL. E
_______________________________    __________    ___________________   __________  __________
                                                      Additions
                                                 -------------------
                                   Balance at    Charged to  Charged               Balance at
                                   Beginning     Costs and   to Other                End of
      Description                  of Period       Expense   Accounts  Deductions    Period
- -------------------------------    ----------    ----------  --------  ----------  ----------
Year Ended December 31, 2000
 Deducted from asset account
 Allowance for doubtful accounts   $958,000      $297,000    $   -     $ 99,000    $1,156,000


Year Ended December 31, 1999
 Deducted from asset account
 Allowance for doubtful accounts   $593,000      $504,000    $   -     $139,000    $  958,000


Year Ended December 31, 1998
 Deducted from asset account
 Allowance for doubtful accounts   $371,000      $427,000    $   -     $205,000    $  593,000