Form 10-Q
period 2001-03-31
HEADWAY CORPORATE RESOURCES INC
filed 2001-05-15
CIK 914435

U.S. SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549

                              FORM 10-Q

   [ X ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended March 31, 2001

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
  (State of other jurisdiction     (I.R.S. Employer Identification
of incorporation or organization)                No.)

            317 Madison Avenue, New York, New York 10017
              (Address of principal executive offices)

                           (212) 672-6501
                   (Registrant's telephone number)

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

                       Yes  [   ]   No [    ]

                APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
11,589,727 shares of common stock.

                                  FORM 10-Q
             HEADWAY CORPORATE RESOURCES, INC. AND SUBSIDIARIES

                                    INDEX

                                                                      Page

PART I.   Financial Information

          Financial Statements

            Consolidated Balance Sheets
            March 31, 2001 (Unaudited) and December 31, 2000             3

            Unaudited Consolidated Statements of Operations
            Three Months Ended March 31, 2001 and 2000                   4

            Unaudited Consolidated Statement of Stockholders' Equity
            Three Months Ended March 31, 2001                            5

            Unaudited Consolidated Statements of Cash Flows
            Three Months Ended March 31, 2001 and 2000                   7

            Notes to Consolidated Financial Statements                   8

            Management's Discussion and Analysis of
            Financial Condition and Results of Operations               11


PART II.    Other Information                                           13


Signatures                                                              13

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

             Headway Corporate Resources, Inc. and Subsidiaries

                         Consolidated Balance Sheets
                                 (Unaudited)
                           (Dollars In Thousands)
                                                  March 31,    December 31,
                                                    2001          2000
                                                  ---------    ----------
Assets
Current assets:
 Cash and cash equivalents                       $    1,016    $    1,549
 Accounts receivable, trade, net                     56,389        53,714
 Prepaid expenses and other current assets            1,195         1,151
 Prepaid income taxes                                     -           900
                                                  ---------    ----------
Total current assets                                 58,600        57,314

Property and equipment, net                           6,003         6,016

Intangibles, net                                     89,632        88,374
Deferred financing costs                              1,204         1,308
Other assets                                          1,171         1,174
                                                  ---------    ----------
Total assets                                     $  156,610    $  154,186
                                                  =========    ==========

Liabilities and stockholders' equity
Current liabilities:
 Accounts payable                                $    2,219    $    3,576
 Accrued expenses                                     4,365         4,853
 Accrued payroll                                     11,967        17,248
 Capital lease obligations, current portion             353           377
 Income taxes payable                                 1,496             -
 Earnouts payable                                     4,700         3,803
                                                  ---------    ----------
Total current liabilities                            25,100        29,857

Capital lease obligations, less current portion         209           291
Long-term debt, less current portion                 75,500        69,700
Deferred rent                                         1,134         1,143
Deferred income taxes                                   456           456
Other liabilities                                       430             -

Stockholders' equity
 Preferred stock---$.0001 par value, 5,000,000
  shares authorized:
 Series F, convertible preferred stock---$.0001 par
  value, 1,000 shares authorized, issued and
  outstanding (aggregate liquidation value $20,000)  20,000        20,000
 Common stock---$.0001 par value, 20,000,000 shares
  authorized, 11,589,727 shares issued and
  outstanding                                             1             1
 Additional paid-in capital                          20,379        20,379
 Treasury stock, at cost                             (3,211)       (3,211)
 Notes receivable                                       (78)          (84)
 Deferred compensation                                 (468)         (497)
 Retained earnings                                   18,008        16,399
 Other comprehensive (loss)                            (850)         (248)
                                                  ---------    ----------
Total stockholders' equity                           53,781        52,739
                                                   --------    ----------
Total liabilities and stockholders' equity        $ 156,610    $  154,186
                                                  =========    ==========
See accompanying notes.

             Headway Corporate Resources, Inc. and Subsidiaries

                    Consolidated Statements of Operations
                                 (Unaudited)
                (Dollars In Thousands, except per share data)


                                               Three months ended March 31,
                                                   2001            2000
                                                ----------      ----------
Revenues:                                       $   89,713      $   96,315

Operating expenses:
 Direct costs                                       63,891          69,896
 Selling, general and administrative                18,681          20,141
 Depreciation and amortization                       1,386           1,280
                                                ----------      ----------
                                                    83,958          91,317

Operating income                                     5,755           4,998

Other (income) expenses:
 Interest expense                                    2,075           1,848
 Interest income                                       (14)            (23)
                                                ----------      ----------
                                                     2,061           1,825

Income before income tax expense                     3,694           3,173

Income tax expense                                   1,710           1,354
                                                ----------      ----------
Net income                                           1,984           1,819

Preferred dividend requirements                       (375)           (289)
                                                ----------      ----------
Net income available for common stockholders    $    1,609     $     1,530
                                                ==========      ==========
Basic earnings per common share                 $      .15     $       .14
                                                ==========      ==========
Diluted earnings per common share               $      .14     $       .13
                                                ==========      ==========

See accompanying notes.

             Headway Corporate Resources, Inc. and Subsidiaries

               Consolidated Statement of Stockholders' Equity
                      Three Months Ended March 31, 2001
                                 (Unaudited)
                           (Dollars in thousands)

------------------------------------------------------------------------------------------------------------------
                             Series F Convertible                             Additional
                               Preferred Stock           Common Stock           Paid-in        Treasury Stock
                              Shares    Amount       Shares       Amount        Capital      Shares      Amount
------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2000   1,000   $  20,000   11,589,727     $    1      $   20,379    (675,100)   $   (3,211)
Repayment of notes receivable      -           -            -          -               -           -             -
Amortization of stock-based
 compensation                      -           -            -          -               -           -             -
Preferred stock dividends          -           -            -          -               -           -             -
Translation adjustment             -           -            -          -               -           -             -
Cumulative effect of change in
 accounting for derivative
 financial instrument, net of
 applicable income taxes of
 $187,000                          -           -            -          -               -           -             -
Change in fair value
 of derivative, net
 of applicable income
 taxes of $137,000                 -           -            -          -               -           -             -
Net income                         -           -            -          -               -           -             -
Comprehensive income               -           -            -          -               -           -             -
-------------------------      -----   ---------   ----------     ------      ----------    --------    ----------
Balance at March 31, 2001      1,000   $  20,000   11,589,727     $    1      $   20,379    (675,100)   $   (3,211)
-------------------------      -----   ---------   ----------     ------      ----------    ---------   ----------

             Headway Corporate Resources, Inc. and Subsidiaries

                      Three Months Ended March 31, 2001
                                 (Unaudited)
                           (Dollars in thousands)

---------------------------------------------------------------------------------------------------
                                                                          Accumulated
                                                                            Other         Total
                                   Notes        Deferred      Retained  Comprehensive  Stockholders'
                                 Receivable   Compensation    Earnings      (loss)       Equity
---------------------------------------------------------------------------------------------------
Balance at December 31, 2000    $      (84)    $   (497)     $16,399     $   (248)    $  52,739
Repayment of notes receivable            6            -            -            -             6
Amortization of stock-based
 compensation                            -           29            -            -            29
Preferred stock dividends                -            -         (375)           -          (375)
Translation adjustment                   -            -            -         (172)         (172)
Cumulative effect of
 change in accounting
 for derivative
 financial instrument,
 net of applicable income
 taxes of $187,000                       -            -            -         (248)         (248)
Change in fair value
 of derivative, net of
 applicable income
 taxes of $137,000                       -            -            -         (182)         (182)
Net income                               -            -        1,984            -         1,984
                                                                                          -----
Comprehensive income                     -            -            -            -         1,382
-------------------------       ----------      -------      -------       ------     ---------
Balance at March 31, 2001       $      (78)     $  (468)     $18,008       $ (850)    $  53,781
-------------------------       ----------      -------      -------       ------     ---------

See accompany notes.

             Headway Corporate Resources, Inc. and Subsidiaries

                    Consolidated Statements of Cash Flows
                                 (Unaudited)
                           (Dollars in thousands)

                                                   Three months ended
                                                       March 31,
                                                  2001          2000
                                               -------------------------
Operating activities
Net Income                                     $   1,984     $    1,819
Adjustments to reconcile net income to net cash
(used in) operating activities:
  Depreciation and amortization                    1,386          1,280
  Amortization of deferred financing costs           203             88
  Provision for bad debt                             110            117
  Amortization of deferred compensation               29             15
  Changes in assets and liabilities:
    Accounts receivable                           (2,966)       (10,883)
    Prepaid expenses and other assets                (62)          (391)
    Accounts payable and accrued expenses         (1,974)        (1,983)
    Accrued payroll                               (5,080)           539
    Income taxes payable                           2,427          2,090
    Deferred rent                                     (9)           (25)
                                                 -------      ---------
Net cash (used in) operating activities           (3,952)        (7,334)
                                                 -------      ---------
Investing activities
Expenditures for property and equipment             (390)          (463)
Repayment from notes receivable                        6             24
Cash paid for acquisitions                        (1,360)        (1,600)
                                                 -------      ---------
Net cash (used in) investing activities           (1,744)        (2,039)
                                                 -------      ---------

Financing activities
Proceeds from long-term debt                       5,800         10,450
Repayment of long-term debt                            -            (84)
Payment of capital lease obligations                (106)          (112)
Payments of other loans                                -         (1,020)
Purchase of treasury stock                             -            (20)
Cash dividends paid                                 (375)          (289)
                                                  -------      --------
Net cash provided by financing activities           5,319         8,925
                                                  -------      --------
Effect of exchange rate changes on cash and
  cash equivalents                                   (156)           14

(Decrease) in cash and cash equivalents              (533)         (434)
Cash and cash equivalents at beginning of period    1,549         1,867
                                                  -------     ---------
Cash and cash equivalents at end of period       $  1,016    $    1,433
                                                 ========    ==========

Supplemental disclosures of cash flow information
Cash paid during the period for:
  Interest                                       $  2,336    $    1,645
                                                 ========    ==========
  Income taxes                                   $     12    $      142
                                                 ========    ==========

             HEADWAY CORPORATE RESOURCES, INC. AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               March 31, 2001

(1)  BASIS OF PRESENTATION

Headway Corporate Resources, Inc. and its wholly owned subsidiaries (collectively referred to as the "Company") provide strategic staffing solutions and personnel worldwide. Its operations include information technology staffing, temporary staffing, human resource staffing, permanent placement and executive search. Headquartered in New York, the Company has temporary staffing offices in California, Connecticut, Florida, New Jersey, North Carolina, Virginia, and Texas and executive search offices in New York, Illinois, Massachusetts, the United Kingdom, Japan, Hong Kong and Singapore. These consolidated financial statements include the accounts of Headway Corporate Resources, Inc. and its subsidiaries.

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001.

The balance sheet at December 31, 2000 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2000.


(2) DERIVATIVE FINANCIAL INSTRUMENTS

As of January 1, 2001, the Company adopted Financial Accounting Standards Board Statement No. 133, Accounting for Derivative Instruments and Hedging Activities (Statement 133) which was issued in June, 1998 and its amendments Statement 137, Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133 and 138, Accounting for Derivative Instruments and Certain Hedging Activities issued in June 1999 and June 2000, respectively (collectively referred to as Statement 133).

The Company accounted for the accounting change as a cumulative effect of an accounting principle. The adoption of Statement 133, resulted in a cumulative effect of an accounting change of $248,000, net of an applicable income tax benefit of $187,000, which was recognized as a charge to other comprehensive loss.

The Company uses interest rate swap contracts for hedging purposes. The Company had entered into interest rate swap agreements that effectively convert a portion of its floating-rate debt to a fixed-rate basis through April 18, 2002, thus reducing the impact of interest-rate changes on future interest expense. Approximately $30,000,000 of the Company's outstanding long-term debt was designated as the hedged item to an interest rate swap agreement at March 31, 2001. For interest rate swaps, the net amounts paid or received and net amounts accrued through the end of the accounting period were included in interest expense. Unrealized gains or losses on interest rate swap contracts were not recognized in income. During the three months ended March 31, 2001, the Company recognized a net loss of $182,000 related to the change in fair value of the interest rate swap contract net of applicable income taxes of $137,000 as a component of other comprehensive loss.

(3) INTANGIBLES

During the quarter ended March 31, 2001, additional purchase price of $2,257,000 was recorded as goodwill upon the determination that the earnouts had been met on certain acquisitions made in 1997, 1998 and 1999.

 (4) EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share for the three months ended March 31, 2001 and 2000:

                                                     2001          2000
                                                 -----------    -----------
Numerator:
Net income                                       $ 1,984,000    $ 1,819,000
  Preferred dividend requirements                   (375,000)      (289,000)
                                                 -----------    -----------
Numerator for basic earnings per share-net
 income available for common stockholders          1,609,000      1,530,000

  Effect of dilutive securities:
Preferred dividend requirements                      375,000        289,000
                                                 -----------    -----------
Numerator for diluted earnings per share-net
 income available for common stockholders after
 assumed conversions                             $ 1,984,000    $ 1,819,000
                                                 ===========    ===========
Denominator:
  Denominator for basic earnings per share -
   weighted average shares                        10,729,627     10,572,571

  Effect of dilutive securities:
   Stock options, warrants and restricted
    common stock                                           -        202,420
   Convertible preferred stock                     3,584,229      3,584,299
                                                 -----------   ------------
   Dilutive potential common stock                 3,584,229      3,786,719
   Denominator for diluted earnings per share-
    adjusted weighted-average shares and
    assumed conversions                           14,313,856     14,359,290
                                                 ===========   ============

Basic earnings per share                         $       .15   $        .14
                                                 ===========   ============
Diluted earnings per share                       $       .14   $        .13
                                                 ===========   ============

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

                                                        Executive
                                        Staffing         Search
Three months ended March 31, 2001       Services        Services          Total
-----------------------------------------------------------------------------------
Revenues                           $   75,793,000     $ 13,920,000     $ 89,713,000
Segment (loss) profit                    (565,000)       2,970,000        2,405,000

                                                        Executive
                                        Staffing         Search
Three months ended March 31, 2000       Services        Services            Total
-----------------------------------------------------------------------------------
Revenues                           $   84,927,000     $ 11,388,000     $ 96,315,000
Segment profit                            469,000        1,850,000        2,319,000


                                            Three months ended March 31,
Reconciliation to net income                    2001           2000
-----------------------------------------------------------------------
Total profit for reportable segments       $ 2,405,000      $ 2,319,000
 Unallocated amounts:
 Interest expense                             (273,000)        (168,000)
          Corporate overhead                  (517,000)        (706,000)
          Income tax benefit                   369,000          374,000
                                             ---------        ---------
Net income                                 $ 1,984,000      $ 1,819,000
                                           ===========      ===========

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations

Overview

The results for the first quarter were mixed. The executive search segment exhibited strong growth due to the continued demand for high level personnel in the financial services industry offsetting disappointing results in our IT and general staffing areas. The performance in the staffing industry generally follows the performance in the overall economy which has been soft for the past 4-6 months. The Company believes that the performance for the balance of the year will continue to be impacted by the performance in the general economy. The performance in executive search for the balance of the year will depend in part on the financial services industry.

Consolidated

Revenues decreased $6,602,000 or 6.9% to $89,713,000 for the three months ended March 31, 2001, from $96,315,000 for the same period in 2000. The decrease was attributable to an overall decline in the demand for the Company's staffing services as a direct result of weakness in the economy. The decline also relates to a reduction in the Company's human resource administration business as part of the Company's strategy to de-emphasize the low margin capital intensive business initiated in 2000. These reductions were offset in part by the strong results in the Company's executive search segment.

The executive search subsidiary, Whitney Partners, LLC (Whitney) contributed $13,920,000 to consolidated revenues in the first quarter of 2001, an increase of $2,532,000 from $11,388,000 for the same period in 2000. This increase is attributable to the continued demand for the Company's executive search services.

The staffing subsidiary, Headway Corporate Staffing Services, Inc. (HCSS) contributed revenues of $75,793,000 to consolidated revenues in the first quarter of 2001, a decrease of $9,134,000 from $84,927,000 for first quarter of 2000. Revenues were behind 2000 as the information technology and clerical staffing business have been impacted by a slowdown in the overall economy as well as our planned reduction in the Company's lower margin human resource administration business.

Total operating expenses decreased $7,359,000 to $83,958,000 for the three months ended March 31, 2001, from $91,317,000 for the same period in 2000. Direct costs decreased as a percentage of revenues to 71.2% in 2001 from 72.6% in 2000. The decrease is a result of the Company's business mix. Specifically, the executive search business that has no direct costs has grown versus the first quarter of 2000 while the staffing companies have seen a decrease in revenue. Direct costs for HCSS increased as a percentage of HCSS revenue to 84.3% for the three months ended March 31, 2001, from 82.3% for the same period in 2000 primarily as a result of a decline in our permanent placement business that has no direct cost. Consolidated selling, general and administrative expenses decreased as a percentage of revenues from 20.9% in first quarter 2000 to 20.8% in first quarter 2001.

Whitney's operating expenses increased only slightly to $8,110,000 in the first quarter of 2001 from $8,079,000 for the same period last year as a lower than average commission rate was applicable to a large portion of the 2001 revenues.

Consolidated operating income increased 15.1% or $757,000 to $5,755,000 for the three months ended March 31, 2001, compared to $4,998,000 for the three months ended March 31, 2000 primarily as a result of higher executive search revenues.

Liquidity and Capital Resources

Cash used in operations during the three months ended March 31, 2001 was $3,952,000. The cash used in 2001 was primarily attributable to an increase in accounts receivable, a decrease in accounts payable, accrued expenses and accrued payroll, which was partially offset by an increase in income taxes payable.

For the three months ended March 31, 2001, the Company used $1,744,000 in investing activities almost exclusively for earnout payments for acquisitions completed during 1997 and 1998 and capital expenditures. This compares to cash used in investing activities of $2,039,000 for the same period in 2000. The cash used for investing activities in 2000 also related primarily to earnout payments for acquisitions completed during 1997 and 1998 as well as capital expenditures.

Total net cash received from financing activities was $5,319,000 for the three months ended March 31, 2001, compared to net cash provided by financing activities of $8,925,000 for the same period in 2000. The cash generated in 2001 and 2000 was primarily a result of additional borrowings under the Company's senior credit facility.

The Company's working capital improved to $33,500,000 at March 31, 2001, from $27,457,000 at December 31, 2000. Management expects that the Company's working capital position will be sufficient to meet all of its working capital needs for the remainder of the year. In addition, at March 31, 2001, the Company had approximately $19.5 million available under its senior credit facility.

PART II.  OTHER INFORMATION

                      EXHIBITS AND REPORTS ON FORM 8-K

EXHIBITS: None

REPORTS ON FORM 8-K:     None.

                                 SIGNATURES

      In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                         HEADWAY CORPORATE RESOURCES, INC.

Date: May 14, 2001       By: /s/ Barry S. Roseman, President
                             and Chief Operating Officer