Form 10-Q
period 2001-06-30
HEADWAY CORPORATE RESOURCES INC
filed 2001-08-24
CIK 914435

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                  FORM 10-Q

 [ X ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                            EXCHANGE ACT OF 1934

                     For the period ended June 30, 2001

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

                               (212) 672-6501
            (Registrant's telephone number, including area code)

                               Not Applicable
  (Former name, former address and former fiscal year, if changed sine last report)

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by the court.

                           Yes  [   ]   No [    ]

                    APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Common Stock, $0.001 Par Value - 11,589,727 shares as of August 20, 2001.

                                  FORM 10-Q
             HEADWAY CORPORATE RESOURCES, INC. AND SUBSIDIARIES

                                    INDEX

                                                                          Page

PART I.     Financial Information                                           3

   Item 1.  Financial Statements                                            3

               Consolidated Balance Sheets
               June 30, 2001 (Unaudited) and December 31, 2000              3

               Unaudited Consolidated Statements of Income
               Three and Six Months Ended June 30, 2001 and 2000            4

               Unaudited Consolidated Statement of Stockholders' Equity
               Six Months Ended June 30, 2001                               5

               Unaudited Consolidated Statements of Cash Flows
               Six Months Ended June 30, 2001 and 2000                      7

               Notes to Consolidated Financial Statements                   8

   Item 2.  Management's Discussion and Analysis of
            Financial Condition and Results of Operations                  13


PART II.    Other Information                                              15

   Item 1.  Legal Proceedings                                              15

   Item 3.  Defaults Upon Senior Securities                                15

   Item 4.  Submission of Matters to a Vote of Security Holders            16

   Item 6.  Exhibits and Reports on Form 8-K                               17

Signatures                                                                 17

PART 1. FINANCIAL INFORMATION
     Item 1. Financial Statements

              Headway Corporate Resources, Inc. and Subsidiaries
                         Consolidated Balance Sheets
                (Dollars in Thousands, except per share data)

                                                                   June 30, 2001  December 31, 2000
                                                                   -------------  -----------------
                                                                    (Unaudited)
Assets
Current assets:
  Cash and cash equivalents                                           $   9,433      $   1,549
  Accounts receivable, trade, net                                        48,604         53,714
  Prepaid expenses and other current assets                               1,846          1,151
  Prepaid income taxes                                                        -            900
                                                                      ---------      ---------
Total current assets                                                     59,883         57,314

Property and equipment, net                                               6,088          6,016

Intangibles, net                                                         88,747         88,374
Deferred financing costs                                                  1,001          1,308
Other assets                                                              1,166          1,174
                                                                      ---------      ---------
Total assets                                                          $ 156,885      $ 154,186
                                                                      ---------      ---------
Liabilities and stockholders' equity
Current liabilities:
  Accounts payable                                                    $   1,507      $   3,576
  Accrued expenses                                                        3,843          4,853
  Accrued payroll                                                        11,938         17,248
  Capital lease obligations, current portion                                299            377
  Loans payable                                                          82,000              -
  Income taxes payable                                                      142              -
  Earnouts payable                                                        2,332          3,803
                                                                      ---------      ---------
Total current liabilities                                               102,061         29,857

Capital lease obligations, less current portion                             219            291
Long-term debt                                                                -         69,700
Deferred rent                                                             1,092          1,143
Deferred income taxes                                                       456            456
Other liabilities                                                           401              -

Preferred stock---$.0001 par value, 5,000,000 shares authorized:
Series F, convertible preferred stock-$.0001 par value, 1,000 shares authorized, issued and outstanding [aggregate
  liquidation value $20,000]                                             20,000              -

Stockholders' equity
  Preferred stock---$.0001 par value, 5,000,000 shares authorized:
  Series F, convertible preferred stock-$.0001 par value, 1,000 shares authorized, issued and outstanding [aggregate
    liquidation value $20,000]                                                -         20,000
  Common stock-$.0001 par value, 20,000,000 shares authorized;
    11,589,727 shares issued and outstanding                                  1              1
  Additional paid-in capital                                             20,379         20,379
  Treasury stock, at cost                                                (3,211)        (3,211)
  Notes receivable                                                          (78)           (84)
  Deferred compensation                                                    (439)          (497)
  Retained earnings                                                      16,727         16,399
  Other comprehensive (loss)                                               (723)          (248)
Total stockholders' equity                                               32,656         52,739
                                                                      ---------      ---------
Total liabilities and stockholders' equity                            $ 156,885      $ 154,186
                                                                      =========      =========
See accompanying notes.

             Headway Corporate Resources, Inc. and Subsidiaries

                      Consolidated Statements of Income
                                 (Unaudited)
                (Dollars in Thousands, except per share data)

                                                Three months ended June 30   Six months ended June 30
                                                       2001       2000            2001       2000
                                                -----------------------------------------------------
Revenues                                             $ 83,181   $ 96,655        $172,894   $192,970

Operating expenses:
  Direct costs                                         65,561     70,478         129,452    140,374
  Selling, general and administrative                  15,825     19,698          34,506     39,839
  Depreciation and amortization                         1,425      1,292           2,811      2,572
                                                     --------   --------        --------   --------
                                                       82,811     91,468         166,769    182,785

Operating income                                          370      5,187           6,125     10,185

Other (income) expenses:
  Interest expense                                      2,161      2,050           4,236      3,898
  Interest income                                         (14)       (32)            (28)       (55)
                                                     --------   --------        --------   --------
                                                        2,147      2,018           4,208      3,843

(Loss) income before income tax (benefit) expense      (1,777)     3,169           1,917      6,342

Income tax (benefit) expense                             (871)     1,367             839      2,721
                                                     --------   --------        --------   --------
Net (loss) income                                        (906)     1,802           1,078      3,621

Preferred dividend requirements                          (375)      (375)           (750)      (664)
                                                     --------   --------        --------   --------
Net (loss) income available for common stockholders  $ (1,281)  $  1,427        $    328   $  2,957
                                                     ========   ========        ========   ========
Basic (loss) earnings per common share:              $   (.12)  $    .14        $    .03   $    .28
                                                     ========   ========        ========   ========
Diluted (loss) earnings per common share:            $   (.12)  $    .13        $    .03   $    .25
                                                     ========   ========        ========   ========

See accompanying notes.

             Headway Corporate Resources, Inc. and Subsidiaries

               Consolidated Statement of Stockholders' Equity
                       Six Months Ended June 30, 2001
                                 (Unaudited)
                (Dollars in thousands, except per share data)

                                    ---------------------------------------------------------------------------
                                    Series F  Convertible                      Additional
                                      Preferred Stock        Common Stock       Paid-in      Treasury Stock
                                      Shares    Amount     Shares     Amount    Capital    Shares      Amount
                                    ---------------------------------------------------------------------------
Balance at December 31, 2000           1,000   $20,000   11,589,727   $     1   $ 20,379  (675,100)   $ (3,211)
Repayment of notes receivable              -         -            -         -          -         -           -
Amortization of stock-based
  compensation                             -         -            -         -          -         -           -
Preferred stock dividends                  -         -            -         -          -         -           -
Transfer to temporary equity          (1,000)  (20,000)           -         -          -         -           -
Translation adjustment                     -         -            -         -          -         -           -
Cumulative effect of change in
  accounting for derivative financial
  instrument, net of applicable
  income taxes of $187                     -         -            -         -          -         -           -
Change in fair value of derivative,
  net of applicable income taxes of
  $115                                     -         -            -         -          -         -           -
Net income                                 -         -            -         -          -         -           -
Comprehensive income                       -         -            -         -          -         -           -
                                      ------   -------   ----------   -------   --------  --------    --------
Balance at June 30, 2001                   -   $     -   11,589,727   $     1   $ 20,379  (675,100)   $ (3,211)
                                      ------   -------   ----------   -------   --------  --------    --------

             Headway Corporate Resources, Inc. and Subsidiaries

                       Six Months Ended June 30, 2001
                                 (Unaudited)
                (Dollars in thousands, except per share data)

                                       ----------------------------------------------------------------
                                                                            Accumulated
                                                                               Other         Total
                                         Notes       Deferred    Retained  Comprehensive  Stockholder's
                                       Receivable  Compensation  Earnings     (loss)         Equity
                                       ----------------------------------------------------------------
Balance at December 31, 2000           $     (84)  $      (439)  $ 16,399  $       (248)    $ 52,739
Repayment of notes receivable                  6             -          -             -            6
Amortization of stock-based
  compensation                                 -            58          -             -           58
Preferred stock dividends                      -             -          -          (750)        (750)
Transfer to  temporary equity                  -             -          -             -      (20,000)
Translation adjustment                         -             -          -           (74)         (74)
Cumulative effect of change in
  accounting for derivative financial
  instrument, net of applicable
  income taxes of $187                         -             -          -          (248)        (248)
Change in fair value of derivative,
  net of applicable income taxes of
  $115                                         -             -          -          (153)        (153)
Net income                                     -             -      1,078             -        1,078
Comprehensive income                           -             -          -             -          603
                                       ---------   -----------   --------  ------------     --------
Balance at June 30, 2001               $     (78)  $      (439)  $ 16,727  $       (723)    $ 32,656
                                       ---------   -----------   --------  ------------     --------

See accompanying notes.

             Headway Corporate Resources, Inc. and Subsidiaries

                    Consolidated Statements of Cash Flows
                                 (Unaudited)
                           (Dollars in Thousands)

                                                                 Six months ended June 30,
                                                                      2001        2000
                                                                 ------------------------
Operating activities:
Net income                                                          $  1,078    $  3,621
Adjustments to reconcile net income to net cash
 provided by (used in) operating activities:
  Depreciation and amortization                                        2,811       2,572
  Amortization of deferred financing costs                               407         193
  Provision for bad debt                                                 258         244
  Amortization of deferred compensation                                   58          32
  Changes in assets and liabilities net of effect of acquisitions:
    Accounts receivable                                                4,631     (12,819)
    Prepaid expenses and other assets                                   (709)       (419)
    Accounts payable and accrued expenses                             (2,942)        312
    Accrued payroll                                                   (4,900)      3,274
    Income taxes payable                                               1,074       1,571
    Deferred rent                                                        (51)        (51)
                                                                    --------    --------
Net cash provided by (used in) operating activities                    1,715      (1,470)
                                                                    --------    --------
Investing activities:
Expenditures for property and equipment                                 (896)       (976)
Repayment from notes receivable                                            6          36
Cash paid for acquisitions                                            (4,005)     (4,025)
                                                                    --------    --------
Net cash (used in) investing activities                               (4,895)     (4,965)
                                                                    --------    --------
Financing activities:
Net proceeds from debt                                                12,300       8,250
Repayment of debt                                                          -         (84)
Payment of capital lease obligations                                    (150)       (239)
Payments of loan acquisition fees                                       (100)          -
Payments of other loans                                                    -      (1,020)
Purchase of treasury stock                                                 -         (20)
Cash dividends paid                                                     (750)       (664)
                                                                    --------    --------
Net cash provided by financing activities                             11,300       6,223
                                                                    --------    --------
Effect of exchange rate changes on cash and cash equivalents            (236)        (20)
                                                                    --------    --------
Increase (decrease) in cash and cash equivalents                       7,884        (232)
Cash and cash equivalents at beginning of period                       1,549       1,867
                                                                    --------    --------
Cash and cash equivalents at end of period                          $  9,433    $  1,635
                                                                    ========    ========
Supplemental disclosures of cash flow information
Cash paid during the year for:
   Interest                                                         $  4,294    $  3,256
                                                                    ========    ========
   Income taxes                                                     $    440    $  1,189
                                                                    ========    ========

See accompanying notes.

             HEADWAY CORPORATE RESOURCES, INC. AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  Unaudited

                                June 30, 2001

(1)  BASIS OF PRESENTATION

Headway Corporate Resources, Inc. and its wholly owned subsidiaries (collectively referred to as the "Company") provide strategic staffing solutions and personnel worldwide. Its operations include information technology staffing, temporary staffing, human resource staffing, permanent placement and executive search. Headquartered in New York, the Company has temporary staffing offices in California, Connecticut, Florida, New Jersey, North Carolina, Virginia, and Texas and executive search offices in New York, Illinois, Massachusetts, the United Kingdom, Japan, Hong Kong, Singapore and Australia. These unaudited consolidated financial statements include the accounts of Headway Corporate Resources, Inc. and its subsidiaries.

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six-month periods ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001.

The balance sheet at December 31, 2000 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Registrant Company's annual report on Form 10-K for the year ended December 31, 2000.


(2) DERIVATIVE FINANCIAL INSTRUMENTS

As of January 1, 2001, the Company adopted Financial Accounting Standards Board Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, (Statement 133) which was issued in June, 1998 and its amendments Statement 137, Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133 and 138, Accounting for Derivative Instruments and Certain Hedging Activities issued in June 1999 and June 2000, respectively, (collectively referred to as Statement 133).

The Company accounted for the accounting change as a cumulative effect of a change in an accounting principle. The adoption of Statement 133 resulted in a cumulative effect of an accounting change of $248,000, net of an applicable income tax benefit of $187,000 which was recognized as a charge to other comprehensive income.

The Company uses interest rate swap contracts for hedging purposes. The Company had entered into interest rate swap agreements that effectively convert a portion of its floating-rate debt to a fixed-rate basis through April 18, 2002, thus reducing the impact of interest-rate changes on future interest expense. Approximately $30,000,000 of the Company's outstanding debt was designated as the hedged item to an interest rate swap agreement at June 30, 2001. At June 30, 2001, the fair value of the interest rate swap contract amounted to approximately $703,000. The Company is exposed to credit loss in the event of non-performance by the counter party, a large financial institution. However, the Company does not anticipate non-performance by the counter party. For interest rate swaps, the net amounts paid or received and net amounts accrued through the end of the accounting period were included in interest expense. Unrealized gains or losses on interest rate swap contracts were not recognized in income. During the six months ended June 30, 2001, the Company recognized a change in fair value of the derivative of $153,000 related to the change in fair value of the interest rate swap contract net of applicable income taxes of $115,000 as a component of other comprehensive income.


(3) INTANGIBLES

During the six months ended June 30, 2001, additional purchase price of $2,534,000 was recorded as goodwill upon the determination that the earnouts had been met on certain acquisitions made in 1997, 1998 and 1999.


(4) (LOSS) EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted (loss) earnings per share:

                                                  Three months ended June 30,  Six months ended June 30,
                                                      2001          2000          2001          2000
                                                  -----------------------------------------------------
Numerator:
  Net (loss) income                               $  (906,000)  $ 1,802,000   $ 1,078,000   $ 3,621,000
  Preferred dividend requirements                    (375,000)     (375,000)     (750,000)     (664,000)

  Numerator for basic (loss) earnings per
   share-net (loss) income available for
   common stockholders                             (1,281,000)    1,427,000       328,000     2,957,000

  Effect of dilutive securities:
   Preferred dividend requirements                          -       375,000             -       664,000
                                                  -----------   -----------   -----------   -----------
  Numerator for diluted (loss) earnings per
   share - net (loss) income available for
   common stockholders after assumed
   conversions                                    $(1,281,000)  $ 1,802,000   $   328,000   $ 3,621,000
                                                  ===========   ===========   ===========   ===========
Denominator:
  Denominator for basic (loss) earnings per
   share - weighted average shares                 10,729,627    10,572,461    10,729,627    10,572,516

  Effect of dilutive securities:
   Stock options, warrants and restricted shares            -        54,907             -       128,680
   Convertible preferred stock                              -     3,584,299             -     3,584,299
                                                  -----------   -----------   -----------   -----------
   Dilutive potential common stock                          -     3,639,206             -     3,712,979
  Denominator for diluted (loss) earnings per
   share - adjusted weighted-average shares
   and assumed conversions                         10,729,627    14,211,667    10,729,627    14,285,495
                                                  ===========   ===========   ===========   ===========
Basic (loss) earnings per share                    $     (.12)   $      .14    $      .03    $      .28
                                                  ===========   ===========   ===========   ===========
Diluted (loss) earnings per share                  $     (.12)   $      .13    $      .03    $      .25
                                                  ===========   ===========   ===========   ===========

(5) BUSINESS SEGMENTS

The  Company classifies its business into two fundamental areas, staffing and
executive  search.   Staffing  consists of the placement  and  payrolling  of
temporary   and   permanent  office,  clerical  and  information   technology
professional personnel. Executive search focuses on placing middle to upper level management positions. The Company evaluates performance based on the segments' (loss) profit from operations before unallocated corporate overhead.

                             Three months ended June 30, 2001    Three months ended June 30, 2001
                             --------------------------------------------------------------------
                               Staffing      Executive Search      Staffing      Executive Search
                             --------------------------------------------------------------------
Revenues                      $76,960,000      $ 6,221,000        $87,359,000      $ 9,296,000
Segment (loss) profit            (710,000)         266,000          1,045,000        1,271,000

                               Six months ended June 30, 2001      Six months ended June 30, 2001
                             --------------------------------------------------------------------
                               Staffing      Executive Search      Staffing      Executive Search
                             --------------------------------------------------------------------
Revenues                     $152,753,000     $ 20,141,000        $172,286,000     $ 20,684,000
Segment (loss) profit          (1,275,000)       3,236,000           1,514,000        3,121,000

A reconciliation of combined segment (loss) profit to consolidated net (loss) income is as follows:

                                            Three months ended June 30     Six months ended June 30
                                            -------------------------------------------------------
                                                 2001           2000          2001         2000
                                            -------------------------------------------------------
Total (loss) profit for reportable segments   $ (444,000)   $ 2,316,000   $ 1,961,000   $ 4,635,000
Unallocated amounts:
Interest expense                                (278,000)      (115,000)     (551,000)     (193,000)
Corporate overhead                              (508,000)      (785,000)   (1,025,000)   (1,581,000)
Income tax benefit                               324,000        386,000       693,000       760,000
                                              ----------    -----------   -----------   -----------
Net (loss) income                             $ (906,000)   $ 1,802,000   $ 1,078,000   $ 3,621,000
                                              ----------    -----------   -----------   -----------

(6) LONG-TERM DEBT AND CREDIT FACILITIES

As   of  June  30,  2001,  $72,000,000  in  aggregate  principal  amount  was
outstanding  under  the  Senior  Credit  Facility,  dated  March  19,   1998,
$10,000,000 in aggregate principal amount was outstanding under the Senior Subordinated Notes due 2006 issued pursuant to the Indenture, dated March 19, 1998 and $20,000,000 in face amount of Series F Convertible Preferred Stock of the Company (the "Preferred Stock") was outstanding under the Certificate of Designations of Preferred Stock, dated March 19, 1998. The Senior Credit Facility expires in April 2002 with all outstanding amounts then due. The Senior Subordinated Notes are due March 2006.

As of June 30, 2001, the Company failed to comply with certain financial ratios in the Senior Credit Facility and Senior Subordinated Notes. On July 2, 2001, Bank of America N.A., as Agent under the Senior Credit Facility issued a Notice of Payment Blockage to prevent the Company from making any interest payments on the Senior Subordinated Notes. As of June 30, 2001, the unpaid accrued interest on the Senior Subordinated Notes was approximately $384,000. The Senior Subordinated Note holders are entitled to receive an interest rate increase from 15% to 20% during the payment blockage period. All amounts under the Senior Credit Facility have been classified as current obligations on the balance sheet at June 30, 2001 as the facility expires in April 2002.

The Board of Directors, at a June 21, 2001 meeting, determined not to declare a dividend on the Preferred Stock for the calendar quarter ending June 30, 2001, concluding that it was not in the best interests of the Company to declare a dividend until such time as the events of default under the Senior Credit Facility issue are resolved. As of June 30, 2001, the unpaid dividend for the second quarter of 2001 was $375,000.

The existence of events of default under the Senior Credit Facility created cross-defaults under the Indenture and the Certificate of Designations. Upon the occurrence and during the continuation of an event of default under the Certificate of Designations, holders of the Preferred Stock may require redemption of the Preferred Stock by the Company. As a result, the Preferred Stock has been classified outside of permanent stockholders' equity on the June 30, 2001 balance sheet.

On August 23, 2001, the Company amended the Senior Credit Facility and obtained a waiver regarding compliance with certain financial ratios, which the Company had failed as of June 30, 2001. The amended credit facility provides and requires the following:
(i) An increase in the applicable margin for base rate loans and the letter of credit fee.
(ii) A default interest rate to be payable on the loan upon the occurrence of an event of default.
(iii)The required pay down of the loan balance of the excess in the Company's cash balance above $8 million, as defined.
(iv) The revolving credit commitment is terminated and the Senior Lenders will not make any additional advances and any and all amounts repaid shall not be reborrowed.
(v) Maintenance of a certain amount of EBITDA, as defined, and maximum amounts of capital expenditures.

On August 23, 2001, the Company entered into a Limited Waiver and Amendment with the Senior Subordinated Notes holders and the Preferred Stockholders which provided the following:
(i) A waiver of the events of default on the Senior Subordinated Notes from April 1, 2001 through the "Bank Maturity Date", defined as the earliest of (1) April 18, 2002, (2) the termination or expiration of the amendment to the Senior Credit Facility dated August 23, 2001, (3) the date on which all indebtedness under the Senior Credit Facility is repaid or refinanced, or (4) the acceleration of any indebtedness under the Senior Credit Facility.
(ii) A waiver of the payment of interest (but not the accrual of interest) under the Senior Subordinated Notes from April 1, 2001 through the
      Bank Maturity Date.
(iii) A waiver of the Preferred Stock events of default and a waiver of the payment of dividends (but not the accrual of dividends) on the Preferred Stock from April 1, 2001 through the Bank Maturity Date.
(iv) If all interest accrued on and prior to April 1, 2002 is not paid in full in cash by such date, then the interest rate on the Senior Subordinated Notes will be increased to 20% per annum commencing on July 1, 2001.
(v)   If all dividends on the Preferred Stock accrued on or before January
      2, 2002 are not paid in full in cash by such date then the annual dividend rate will be increased to 9% at such time and further increased to 10% by April 1, 2002 if payment is not made.
(vi) If all interest on the Senior Subordinated Notes and dividends on the Preferred Stock accrued on and prior to (a) January 2, 2002 have not been paid in full in cash by such date, then the conversion price of the Preferred Stock shall be reduced to $2.75 per share at such time and prior to (b) April 1, 2002 have not been paid in full in cash by such date, then the conversion price of the Preferred
      Stock shall be further reduced at such time to $1 per share.
(vii) The issuance of (1) warrants in the aggregate, immediately exercisable into 1 million shares of the Company's common stock at an exercise price of $1.10 per share the "Initial Warrants" and (2) warrants in the aggregate exercisable into 1,150,000 and 850,000 shares of the Company's common stock at exercise prices of $.01 and $3.05 per share, respectively. The warrants to acquire the 1,150,000 and 850,000 shares collectively the "Additional
      Warrants" are exercisable beginning on January 2, 2002 if all payments accrued on and prior to such date relating to the Senior Subordinated Notes and the Preferred Stock have not been paid in full in cash by such date and if the Common Stockholders approval was not obtained regarding the proposed amendment to the Preferred Stock Certificate of Designations. The Additional Warrants will be canceled if the Common Stockholders' approval is obtained.
(viii)Required maintenance of a certain amount of EBITDA, as defined, and maximum amounts of capital expenditures.
(ix) In the event that as of April 1, 2002, (i) all payments accrued on and prior to such date have not been paid in full in cash by such date and (ii) the requisite common stockholder approval has not been obtained and the amendments to the Preferred Stock Certificate of Designations have not been filed, the Preferred Stockholders and Senior Subordinated Note holders will receive alternative consideration to be negotiated with the Company, provided unless otherwise agreed, such compensation shall include a decrease of the exercise price of all Initial Warrants and Additional Warrants to $.01 per share.

(7) COMPREHENSIVE INCOME

During the six months ended June 30, 2001 and 2000, total comprehensive income amounted to $603,000 and $3,601,000, respectively, and during the three months ended June 30, 2001 and 2000, total comprehensive (loss) income amounted to $(779,000) and $1,768,000, respectively.

(8) LEGAL PROCEEDINGS

In the ordinary course of its business, Headway is periodically threatened with or named as a defendant in various lawsuits, including discrimination, harassment, and other similar claims. Headway maintains insurance in such amounts and with such coverage and deductibles as management believes are reasonable.

In February 1999, a lawsuit was filed in the Superior Court of California alleging breach of contract, interference with prospective business relations, misappropriation of trade secrets and unfair competition. The plaintiffs are competitors of Headway and seek an unspecified amount of monetary damages. Headway believes these claims are unfounded and intends to defend itself vigorously. Mediation was held between the two parties in June 2001 to no avail. The lawsuit is scheduled to go to trial later this year.

PART 1. FINANCIAL INFORMATION
     Item 2

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations

Overview

The results for the second quarter reflect a significant reduction in the demand for the Company's staffing and executive search services. This trend is a direct result of the soft economy and is consistent with the performance of the other staffing and executive search companies in the sector. Many companies have instituted hiring freezes for both temporary and permanent positions. The financial services industry has reduced its demand for the Company's executive search services as a direct result of the poor financial performance across the financial services industry. The poor performance in the financial services industry generally follows the performance in the overall economy. The Company believes that its performance for the balance of the year will continue to be impacted by the performance in the general economy. The Company has taken steps to reduce costs and is constantly looking at alternative sources of income.

Consolidated

Revenues decreased $13,474,000 or 14% to $83,181,000 for the three months ended June 30, 2001, from $96,655,000 for the same period in 2000. For the six months ended June 30, 2001, revenues were $172,894,000, a decrease of 10% from $192,970,000 a year earlier. The decrease was attributable to an overall decline in the demand for the Company's staffing and executive search services as a direct result of weakness in the economy.

The executive search subsidiary, Whitney Partners, LLC (Whitney), contributed $6,221,000 to consolidated revenues in the second quarter of 2001, a decrease of $3,075,000 from $9,296,000 for the same period in 2000. The reduction reflects a sharp decline in the demand for new hires in the financial services industry. For the six months ended June 30, 2001, Whitney revenues were $20,141,000, a decrease of 2.6% from $20,684,000 a year earlier.

The staffing subsidiary, Headway Corporate Staffing Services, Inc. (HCSS) contributed revenues of $76,960,000 to consolidated revenues in the second quarter of 2001, a decrease of $10,399,000 from $87,359,000 for second quarter of 2000. For the six months ended June 30, 2001, HCSS revenues were $152,753,000, a decrease of 11.3% from $172,286,000 a year earlier. Revenues were behind 2000 as the information technology and clerical staffing business have been impacted by a slowdown in the overall economy.

Total operating expenses decreased $8,657,000 to $82,811,000 for the three months ended June 30, 2001, from $91,468,000 for the same period in 2000.
Direct costs increased as a percentage of revenues to 78.8% in 2001 from 72.9% in 2000. For the six months, operating expenses decreased $16,016,000 to $166,769,000 from $182,785,000 for the same period in 2000. For the six months, direct costs increased as a percentage of revenues to 74.9% in 2001 from 72.7% in 2000. The increase in direct costs as a percentage of revenues is a result of a reduction in the Company's high margin permanent placement business as well as pricing pressures from the Company's temporary staffing business.

Direct costs for HCSS increased as a percentage of HCSS revenues to 85.2% for the three months ended June 30, 2001, from 80.7% for the same period in 2000. For the six months, direct costs for HCSS increased as a percentage of HCSS revenue to 84.7% from 81.5% last year. The increase in direct costs as a percentage of revenues is a result of the Company's mix of business, reflecting a reduction in the demand for the Company's higher margin permanent placement services. Selling, general and administrative expenses for HCSS decreased as a percentage of revenues from 14.0% in the second quarter 2000 to 11.4% in the second quarter 2001. For the six months, selling, general and administrative expenses for HCSS decreased as a percentage of revenues from 13.4% in 2000 to 12.7% in 2001. The decrease in selling, general and administrative expenses is attributable to the lower commission expense associated with lower revenues and a reduction in the Company's overhead expenses.

Whitney's operating expenses decreased $728,000 to $5,973,000 in the second quarter of 2001, from $6,701,000 for the same period last year. For the six months of 2001, Whitney's operating expenses decreased $716,000 to $13,947,000 in 2001 as compared to $14,663,000 in 2000. This decrease is primarily a result of lower compensation expense directly related to the decrease in revenue.

Operating income decreased 93% or $4,817,000 to $370,000 for the three months ended June 30, 2001, compared to $5,187,000 for the three months ended June 30, 2000. For the six-month period ended June 30, 2001 operating income decreased 40% or $4,060,000 to $6,125,000 compared to $10,185,000 for the comparable period in 2000.

The Company recorded a net loss of $906,000 for the three months ended June 30, 2001, a decrease of $2,708,000 from the net income of $1,802,000 for the same period in 2000. Net income decreased $2,543,000 to $1,078,000 for the six months ended June 30, 2001, compared to $3,621,000 for the same period in 2000.

Liquidity and Capital Resources

Cash provided by operations during the six months ended June 30, 2001 was $1,715,000 compared with cash used in operations of $1,470,000 for the same period in 2000. The cash provided by operations in 2001 was attributable to a decrease in accounts receivable as a result of an increase in the Company's collection efforts, an increase in income taxes payable, offset by a decrease in accounts payable, accrued expenses and accrued payroll, and an increase in prepaid expenses and other assets.

For the six months ended June 30, 2001, the Company used $4,895,000 in investing activities compared to $4,965,000 for the same period in 2000. The cash used for investing activities in 2001 and in 2000 related primarily to payments for acquisitions completed during 1997, 1998 and 1999 as well as capital expenditures.

Total net cash provided from financing activities was $11,300,000 for the six months ended June 30, 2001, compared to net cash provided by financing activities of $6,223,000 for the same period in 2000. The cash generated in 2001 and 2000 was primarily a result of additional borrowings under the Company's senior credit facility.

As   of  June  30,  2001,  $72,000,000  in  aggregate  principal  amount  was
outstanding  under  the  Senior  Credit  Facility,  dated  March  19,   1998,
$10,000,000 in aggregate principle amount was outstanding under the Senior Subordinated Notes due 2006 issued pursuant to the Indenture, dated March 19, 1998 and $20,000,000 in face amount of Series F Convertible Preferred Stock of the Company (the "Preferred Stock") was outstanding under the Certificate of Designations of Preferred Stock, dated March 19, 1998. The Company's Senior Credit Facility matures on April 18, 2002 resulting in the reclassification of the obligation from a long-term liability at December 31, 2000 to a current liability as of June 30, 2001.

As  of  June  30,  2001, the Company failed to comply with certain  financial
ratios  in  the  Senior Credit Facility and Senior Subordinated  Notes.   The
existence of events of default under the Senior Credit Facility created cross-defaults under the Indenture and the Certificate of Designations for the Preferred Stock. Upon the occurrence and during the continuation of an event of default under the Certificate of Designations, holders of the Preferred
Stock  may  require redemption of the Preferred Stock by the Company.   As  a
result, the Preferred Stock has been classified outside of permanent stockholders' equity on the June 30, 2001 balance sheet.

On August 23, 2001, the Company amended the Senior Credit Facility and obtained a waiver regarding compliance with certain financial ratios, which the Company had failed as of June 30, 2001. The Company also entered into a Limited Waiver and Amendment with the Senior Subordinated Notes holders and the Preferred Stockholders. The Senior Subordinated Notes due in 2006 have been classified on the balance sheet as current because the Limited Waiver and Amendment is through April 2002.

The Company's working capital was $27,457,000 at December 31, 2000. As a direct result of the foregoing reclassifications, the Company had a working capital deficiency of $42,178,000 at June 30, 2001. Notwithstanding this deficiency, the Company believes it has sufficient cash from operations available under the Senior Credit Facility and Limited Waiver and Amendment with the Senior Subordinated Notes holders and Preferred Stockholders to fund its operations through April 2002. The Company has engaged C. E. Unterberg Towbin to assist us in establishing a new credit facility as well as to explore all strategic options. Unterberg Towbin's long history of highly successful capital transactions and senior level attention is well suited to our needs. If the Company is unable to adequately refinance the Senior Credit Facility by April 2002, the Company may not have adequate liquidity to operate its business.

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

PART II.  OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In the ordinary course of its business, Headway is periodically threatened with or named as a defendant in various lawsuits, including discrimination, harassment, and other similar claims. Headway maintains insurance in such amounts and with such coverage and deductibles as management believes are reasonable.

In February 1999, a lawsuit was filed in the Superior Court of California alleging breach of contract, interference with prospective business relations, misappropriation of trade secrets and unfair competition. The plaintiffs are competitors of Headway and seek an unspecified amount of monetary damages. Headway believes these claims are unfounded and intends to defend itself vigorously. Mediation was held between the two parties in June 2001 to no avail. The lawsuit is scheduled to go to trial later this year.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

As   of  June  30,  2001,  $72,000,000  in  aggregate  principal  amount  was
outstanding  under  the  Senior  Credit  Facility,  dated  March  19,   1998,
$10,000,000 in aggregate principal amount was outstanding under the Senior Subordinated Notes due 2006 issued pursuant to the Indenture, dated March 19, 1998 and $20,000,000 in face amount of Series F Convertible Preferred Stock of the Company (the "Preferred Stock") was outstanding under the Certificate of Designations of Preferred Stock, dated March 19, 1998. The Senior Credit Facility expires in April 2002 with all outstanding amounts then due. The Senior Subordinated Notes are due March 2006.

As of June 30, 2001, the Company failed to comply with certain financial ratios in the Senior Credit Facility and Senior Subordinated Notes. On July 2, 2001, Bank of America N.A., as Agent under the Senior Credit Facility issued a Notice of Payment Blockage to prevent the Company from making any interest payments on the Senior Subordinated Notes. As of June 30, 2001, the unpaid accrued interest on the Senior Subordinated Notes was approximately $384,000. The Senior Subordinated Note holders are entitled to receive an interest rate increase from 15% to 20% during the payment blockage period. All amounts under the Senior Credit Facility have been classified as current obligations on the balance sheet at June 30, 2001 as the facility expires in April 2002.

The Board of Directors, at a June 21, 2001 meeting, determined not to declare a dividend on the Preferred Stock for the calendar quarter ending June 30, 2001, concluding that it was not in the best interests of the Company to declare a dividend until such time as the events of default under the Senior Credit Facility issue are resolved. As of June 30, 2001, the unpaid dividend for the second quarter of 2001 was $375,000.

The existence of events of default under the Senior Credit Facility created cross-defaults under the Indenture and the Certificate of Designations. Upon the occurrence and during the continuation of an event of default under the Certificate of

Designations, holders of the Preferred Stock may require redemption of the Preferred Stock by the Company. As a result, the Preferred Stock has been classified outside of permanent stockholders' equity on the June 30, 2001 balance sheet.

On August 23, 2001, the Company amended the Senior Credit Facility and obtained a waiver regarding compliance with certain financial ratios, which the Company had failed as of June 30, 2001. The amended credit facility provides and requires the following:

(i) An increase in the applicable margin for base rate loans and the letter of credit fee.
(ii) A default interest rate to be payable on the loan upon the occurrence of an event of default.
(iii)The required pay down of the loan balance of the excess in the Company's cash balance above $8 million, as defined.
(iv) The revolving credit commitment is terminated and the Senior Lenders will not make any additional advances and any and all amounts repaid shall not be reborrowed.
(v) Maintenance of a certain amount of EBITDA, as defined, and maximum amounts of capital expenditures.

On August 23, 2001, the Company entered into a Limited Waiver and Amendment with the Senior Subordinated Notes holders and the Preferred Stockholders which provided the following:

(i) A waiver of the events of default on the Senior Subordinated Notes from April 1, 2001 through the "Bank Maturity Date", defined as the earliest of (1) April 18, 2002, (2) the termination or expiration of the amendment to the Senior Credit Facility dated August 23, 2001, (3) the date on which all indebtedness under the Senior Credit Facility is repaid or refinanced, or (4) the acceleration of any indebtedness under the Senior Credit Facility.
(ii) A waiver of the payment of interest (but not the accrual of interest) under the Senior Subordinated Notes from April 1, 2001 through the
      Bank Maturity Date.
(iii) A waiver of the Preferred Stock events of default and a waiver of the payment of dividends (but not the accrual of dividends) on the Preferred Stock from April 1, 2001 through the Bank Maturity Date.
(iv) If all interest accrued on and prior to April 1, 2002 is not paid in full in cash by such date, then the interest rate on the Senior Subordinated Notes will be increased to 20% per annum commencing on July 1, 2001.
(v)   If all dividends on the Preferred Stock accrued on or before January
      2, 2002 are not paid in full in cash by such date then the annual dividend rate will be increased to 9% at such time and further increased to 10% by April 1, 2002 if payment is not made.
(vi) If all interest on the Senior Subordinated Notes and dividends on the Preferred Stock accrued on and prior to (a) January 2, 2002 have not been paid in full in cash by such date, then the conversion price of the Preferred Stock shall be reduced to $2.75 per share at such time and prior to (b) April 1, 2002 have not been paid in full in cash by such date, then the conversion price of the Preferred
      Stock shall be further reduced at such time to $1 per share.
(vii) The issuance of (1) warrants in the aggregate, immediately exercisable into 1 million shares of the Company's common stock at an exercise price of $1.10 per share the "Initial Warrants" and (2) warrants in the aggregate exercisable into 1,150,000 and 850,000 shares of the Company's common stock at exercise prices of $.01 and $3.05 per share, respectively. The warrants to acquire the 1,150,000 and 850,000 shares collectively the "Additional
      Warrants" are exercisable beginning on January 2, 2002 if all payments accrued on and prior to such date relating to the Senior Subordinated Notes and the Preferred Stock have not been paid in full in cash by such date and if the Common Stockholders approval was not obtained regarding the proposed amendment to the Preferred Stock Certificate of Designations. The Additional Warrants will be canceled if the Common Stockholders' approval is obtained.
(viii)Required maintenance of a certain amount of EBITDA, as defined, and maximum amounts of capital expenditures.
(ix) In the event that as of April 1, 2002, (i) all payments accrued on and prior to such date have not been paid in full in cash by such date and (ii) the requisite common stockholder approval has not been obtained and the amendments to the Preferred Stock Certificate of Designations have not been filed, the Preferred Stockholders and Senior Subordinated Note holders will receive alternative consideration to be negotiated with the Company, provided unless otherwise agreed, such compensation shall include a decrease of the exercise price of all Initial Warrants and Additional Warrants to $.01 per share.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Annual Meeting of stockholders held on June 21, 2001, the stockholders elected E. Garrett Bewkes, III and Ehud D. Laska as Class 2 directors of
Headway to serve for a term of three years. Gary S. Goldstein and Barry S. Roseman continue to serve as Class 1 directors through the Annual Meeting in 2002. G. Chris Andersen and Richard B. Salomon continue to serve as Class 3 directors through the Annual Meeting in 2003. The stockholders also ratified at the Annual Meeting the appointment of Ernst & Young LLP as independent auditors of Headway for 2001.

The number of vote's cast on the foregoing items is as follows:

                                    For          Against         Abstain
Election of Directors

     E. Garrett Bewkes, III      6,783,064        1,000          385,796
     Ehud D. Laska               6,784,064          -            385,796

Appointment of Ernst & Young     7,113,786        48,099          7,975

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

EXHIBITS: None

REPORTS ON FORM 8-K:     None

                                 SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              HEADWAY CORPORATE RESOURCES, INC.

Date: August 23, 2001         By: /s/ Barry S. Roseman,
                              President and Chief Operating Officer
                              (Duly Authorized and Principal Financial Officer)