Form 10-Q
period 2001-09-30
HEADWAY CORPORATE RESOURCES INC
filed 2001-11-14
CIK 914435

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                  FORM 10-Q
                                 (Mark One)

 [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                            EXCHANGE ACT OF 1934

                   For the period ended September 30, 2001

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

                           Yes  [   ]   No [    ]

                    APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Common Stock, $0.0001 Par Value - 10,914,627 shares as of November 13, 2001.

                                  FORM 10-Q
             HEADWAY CORPORATE RESOURCES, INC. AND SUBSIDIARIES

                                    INDEX

                                                                      Page

PART I.     Financial Information                                       3

  Item 1.   Financial Statements                                        3

            Consolidated Balance Sheets
            September 30, 2001 (Unaudited) and December 31, 2000        3

            Unaudited Consolidated Statements of Income
            Three and Nine Months Ended September 30, 2001 and 2000     4

            Unaudited Consolidated Statement of Stockholders' Equity
            Nine Months Ended September 30, 2001                        5

            Unaudited Consolidated Statements of Cash Flows
            Nine Months Ended September 30, 2001 and 2000               7

            Notes to Consolidated Financial Statements                  8

   Item 2.  Management's Discussion and Analysis of
            Financial Condition and Results of Operations              14


PART II.    Other Information                                          17

   Item 1.  Legal Proceedings                                          17

   Item 3.  Defaults Upon Senior Securities                            17

   Item 6.  Exhibits and Reports on Form 8-K                           19

Signatures                                                             20

PART 1. FINANCIAL INFORMATION
     Item 1. Financial Statements
             Headway Corporate Resources, Inc. and Subsidiaries
                         Consolidated Balance Sheets
                (Dollars in Thousands, except per share data)

                                                 September 30,  December 31,
                                                     2001          2000
                                                 (Unaudited)  (Restated-see
                                                                  Note 7)
Assets
Current assets:
Cash and cash equivalents                            $  12,022    $    1,549
Accounts receivable, trade, net                         43,542        53,714
Prepaid expenses and other current assets                3,342         1,151
Prepaid income taxes                                     1,178           900
                                                        ------        ------
Total current assets                                    60,084        57,314

Property and equipment, net                              5,847         6,016

Intangibles, net                                        90,048        88,374
Deferred financing costs                                   797         1,308
Other assets                                             1,146         1,174
                                                       -------       -------
Total assets                                         $ 157,922    $  154,186
                                                       =======     =========
Liabilities and stockholders' equity
Current liabilities:
Accounts payable                                      $  1,529    $    3,576
 Accrued expenses                                        4,737         4,853
 Accrued payroll                                        11,883        17,248
Capital lease obligations, current portion                 293           377
Loans payable in default                                82,000             -
Earnouts payable                                         4,018         3,803
                                                      --------      --------
Total current liabilities                              104,460        29,857

Capital lease obligations, less current portion            144           291
Long-term debt                                               -        69,700
Deferred rent                                            1,059         1,143
Deferred income taxes                                      456           456
Other liabilities                                          416             -

Preferred stock---$.0001 par value, 5,000,000
shares authorized:
Series F, convertible preferred stock-$.0001 par
 value, 1,000 shares authorized, 0 and 1,000
 shares issued and outstanding [aggregate
 liquidation value $20,000] as of September 30,
 2001 and December 31, 2000, respectively                    -        20,000
Series G, convertible preferred stock-$.0001 par
 value, 1,000 shares authorized, 1,000 and 0
 shares issued and outstanding [aggregate
 liquidation value $20,000] as of September 30,
 2001 and December 31, 2001,
 respectively-Currently redeemable by its terms         20,000             -

Stockholders' equity:
Common stock-$.0001 par value, 20,000,000 shares
 authorized; 10,914,627 shares issued and outstanding        1            1
Additional paid-in capital                              18,268       20,379
Treasury stock, at cost                                      -       (3,211)
Notes receivable                                           (71)         (84)
Deferred compensation
                                                          (411)        (497)
Retained earnings                                       14,335       16,399
Other comprehensive (loss)                                (735)        (248)
                                                       -------      -------
Total stockholders' equity                              31,387       32,739
                                                       -------      -------
Total liabilities and stockholders' equity           $ 157,922    $ 154,186
                                                      ========      ========
See accompanying notes.

             Headway Corporate Resources, Inc. and Subsidiaries

                      Consolidated Statements of Income
                                 (Unaudited)
                (Dollars in Thousands, except per share data)

                                         Three months ended         Nine months ended
                                            September 30,              September 30,
                                           2001        2000         2001         2000
Revenues                                $ 76,140    $  91,678    $ 249,034    $ 284,648

Operating expenses:
  Direct costs                            61,349       67,948      190,801      208,322
  Selling, general and administrative     13,833       18,689       48,339       58,528
  Depreciation and amortization            1,515        1,367        4,326        3,939
                                          ------       ------       ------       ------
                                          76,697       88,004      243,466      270,789

Operating (loss) income                     (557)       3,674        5,568       13,859

  Other (income) expenses:
  Interest expense                         2,926        2,010        7,162        5,908
  Interest income                            (44)         (28)         (72)         (83)
                                          ------       ------       ------       ------
                                           2,882        1,982        7,090        5,825

(Loss) income before income               (3,439)       1,692       (1,522)       8,034
  tax (benefit) expense

  Income tax (benefit) expense            (1,422)         822        (583)        3,543
                                         -------       ------      ------       -------
  Net (loss) income                       (2,017)         870        (939)        4,491

  Preferred dividend requirements           (375)        (375)     (1,125)       (1,039)
                                           -----       ------      ------       -------
Net (loss) income available
  for common stockholders               $ (2,392)   $     495    $ (2,064)   $    3,452
                                         ========     =======     ========    =========
  Basic (loss) earnings per
  common share:                         $   (.22)   $     .05    $   (.19)   $      .33
                                         ========     =======     =======     =========
  Diluted (loss) earnings per
  common share:                         $   (.22)   $     .05    $   (.19)   $      .32
                                         ========     =======     =======     =========

See accompanying notes.

             Headway Corporate Resources, Inc. and Subsidiaries

               Consolidated Statement of Stockholders' Equity
                    Nine Months Ended September 30, 2001
                                 (Unaudited)
                (Dollars in thousands, except per share data)

                                                                                 Additional
                                                           Common Stock           Paid-in            Treasury Stock
                                                       Shares        Amount       Capital        Shares         Amount
Balance at December 31, 2000 (Restated-see Note 7)   11,589,727    $       1    $  20,379    $  (675,100)    $  (3,211)
Retirement of treasury stock                           (675,100)           -       (3,211)       675,100         3,211
Repayment of notes receivable                                 -            -            -              -             -
Amortization of stock-based compensation                      -            -            -              -             -
Preferred stock dividends                                     -            -            -              -             -
Issuance of warrants                                          -            -        1,100              -             -
Translation adjustment                                        -            -            -              -             -
Cumulative effect of change in accounting for
 derivative financial instrument, net of applicable
 income taxes of $187                                         -            -            -              -             -
Change in fair value of derivative, net of applicable
 income taxes of $127                                         -            -            -              -             -
Net (loss) income                                             -            -            -              -             -
Comprehensive (loss)                                          -            -            -              -             -
                                                      ---------       ------       ------        -------         -----
Balance at September 30, 2001                        10,914,627    $       1    $  18,268              -    $        -
                                                     ==========       ======       ======        =======         =====

           Headway Corporate Resources, Inc. and Subsidiaries

                    Nine Months Ended September 30, 2001
                                 (Unaudited)
                (Dollars in thousands, except per share data)

                                                                             Accumulated
                                                                                Other          Total
                                     Notes         Deferred     Retained    Comprehensive  Stockholders'
                                   Receivable   Compensation    Earnings        (loss)        Equity
Balance at December 31, 2000       $    (84)     $   (497)     $  16,399      $   (248)     $ 32,739
 (Restated-see Note 7)
Retirement of treasury stock              -             -              -             -             -
Repayment of notes receivable            13             -              -             -            13
Amortization of stock-based
  compensation                            -            86              -             -            86
Preferred stock dividends                 -             -         (1,125)            -        (1,125)
Issuance of warrants                      -             -                            -         1,100
Translation adjustment                    -             -              -           (71)          (71)
Cumulative effect of change in
 accounting for derivative
 financial instrument, net of
 applicable income taxes of $187          -             -              -          (248)         (248)
Change in fair value of derivative,
 net of applicable income taxes
 of $127                                  -             -              -          (168)         (168)
Net (loss) income                         -             -           (939)            -          (939)
Comprehensive (loss)                      -             -              -             -        (1,426)
Balance at September 30, 2001       $   (71)     $   (411)     $  14,335      $   (735)     $ 31,387

See accompanying notes.

             Headway Corporate Resources, Inc. and Subsidiaries

                    Consolidated Statements of Cash Flows
                                 (Unaudited)
                           (Dollars in Thousands)

                                                   Nine months ended
                                                     September 30,
                                                   2001        2000
Operating activities:
Net (loss) income                                 $   (939)   $   4,491
Adjustments to reconcile net (loss) income to
net cash provided by operating activities:
Depreciation and amortization                        4,326        3,939
Amortization of deferred financing costs               913          360
Provision for bad debt                                 293          254
Amortization of deferred compensation                   86           57
  Changes in assets and liabilities net of
effect of acquisitions:
Accounts receivable                                  9,746      (10,088)
Prepaid expenses and other assets                   (1,264)        (423)
 Other assets                                           47            -
Accounts payable and accrued expenses               (2,294)       2,062
Accrued payroll                                     (5,101)       3,623
Income taxes payable                                  (408)         539
       Deferred rent                                   (84)         (77)
                                                     -----        -----
Net cash provided by operating activities            5,321        4,737
                                                     -----        -----
Investing activities:
Expenditures for property and equipment             (1,149)      (1,323)
Repayment from notes receivable                         13           43
Cash paid for acquisitions                          (4,623)      (5,287)
                                                     -----        -----
Net cash (used in) investing activities             (5,759)      (6,567)
                                                     -----        -----
Financing activities:
Net proceeds from debt                              12,300        3,250
Repayment of debt                                        -         (152)
Payment of capital lease obligations                  (231)        (339)
Payments of loan acquisition fees                     (325)        (419)
Payments of other loans                                  -       (1,020)
Purchase of treasury stock                               -          (20)
Cash dividends paid                                   (750)      (1,039)
                                                    ------        -----
Net cash provided by financing activities           10,994          261
                                                    ------        -----
Effect of exchange rate changes on cash and cash
equivalents                                            (83)        (179)
                                                    ------       ------
Increase (decrease) in cash and cash                10,473       (1,748)
equivalents
Cash and cash equivalents at beginning of period     1,549        1,867
                                                    ------       ------
Cash and cash equivalents at end of period       $  12,022    $     119
                                                    ======       ======
See accompanying notes.

             HEADWAY CORPORATE RESOURCES, INC. AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  Unaudited

                             September 30, 2001

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine-month periods ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001.

The balance sheet at December 31, 2000 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

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

The Company accounted for the accounting change as a cumulative effect of a change in an accounting principle. The adoption of Statement 133 resulted in a cumulative effect of an accounting change of $248,000, net of an applicable income tax benefit of $187,000, which was recognized as a charge to other comprehensive income.

The Company uses interest rate swap contracts for hedging purposes. The Company had entered into interest rate swap agreements that effectively convert a portion of its floating-rate debt to a fixed-rate basis through April 18, 2002, thus reducing the impact of interest-rate changes on future interest expense. Approximately $30,000,000 of the Company's outstanding debt was designated as the hedged item to an interest rate swap agreement at September 30, 2001. At September 30, 2001, the fair value of the interest rate swap contract amounted to approximately $730,000. The Company is exposed to credit loss in the event of non-performance by the counter party, a large financial institution. However, the Company does not anticipate non-performance by the counter party. For interest rate swaps, the net amounts paid or received and net amounts accrued through the end of the accounting period were included in interest expense. Unrealized gains or losses on interest rate swap contracts were not recognized in income. During the nine months ended September 30, 2001, the Company recognized a change in fair value of the derivative of $168,000 related to the change in fair value of the interest rate swap contract net of applicable income taxes of $127,000 as a component of other comprehensive income.

 (3) INTANGIBLES

During the nine months ended September 30, 2001, additional purchase price of $4,837,000 was recorded as goodwill upon the determination that the earnouts had been met on certain acquisitions made in 1997, 1998 and 1999.


(4) (LOSS) EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted (loss) earnings per share:


                                        Three months ended             Nine months ended
                                           September 30,                 September 30,
                                        2001          2000             2001         2000
Numerator:
Net (loss) income                  $ (2,017,000)   $  870,000    $   (939,000)   $  4,491,000
 Preferred dividend requirement        (375,000)     (375,000)     (1,125,000)     (1,039,000)

 Numerator for basic (loss)
  earnings per share-net (loss)
  income availabale for common
  stockholders                       (2,392,000)      495,000      (2,064,000)      3,452,000

Effect of dilutive securities:
Preferred dividend requirements               -             -               -       1,039,000
Numerator for diluted (loss)
 earnings per share-net (loss)
 income available for common
 stockholders after assumed
 conversions                       $ (2,392,000)   $  495,000    $ (2,064,000)   $  4,491,000
                                      =========      ========       ==========      =========
Denominator:
Denominator for basic (loss)
earnings per share--
weighted average shares              10,729,627    10,603,113      10,729,627      10,582,715

Effect of dilutive secuurities
 Stock options, warrants and
  restrictive shares                          -         7,246               -          88,202
 Convertible preferred stock                  -             -               -       3,584,299
                                     ----------     ----------     ----------     -----------
 Dilutive potential common stock              -         7,246               -       3,672,501
Denominator for diluted
 (loss) earnings per share
 -adjusted weighted-average shares
 and assumed conversions             10,729,627    10,610,359      10,729,627      14,255,216
                                    ===========    ==========      ==========      ==========
Basic (loss) earnings per share     $      (.22)   $      .05     $      (.19)    $       .33
                                    ===========    ==========     ===========      ==========
Diluted (loss) earnings per share   $      (.22)   $      .05     $      (.19)    $       .32
                                    ===========     =======        ==========      ==========

The calculation of diluted (loss) earnings per share excludes potential common shares. During the three and nine months ended September 30, 2001 and the three months ended September 30, 2000, Series F and Series G preferred stock, restricted common stock and stock options were outstanding that would be dilutive (aggregating 3,584,299 shares), but were excluded because to include them would be antidilutive.

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

                            Three months ended          Three months ended
                            September 30, 2001          September 30, 2000
                          Staffing    Executive       Staffing      Executive
                                        Search                       Search
Revenues               $ 71,970,000   $4,170,000   $ 83,315,000   $ 8,363,000
Segment (loss) profit    (1,130,000)    (263,000)     1,038,000       522,000

                              Nine months ended         Nine months ended
                             September 30, 2001         September 30, 2000
                           Staffing      Executive     Staffing        Executive
                                          Search                         Search
Revenues                $ 224,723,000  $ 24,311,000   $ 255,601,000   $29,047,000
Segment (loss) profit      (2,406,000)    2,973,000       2,552,000     3,643,000

A reconciliation of combined segment (loss) profit to consolidated net
(loss) income is as follows:

                             Three months ended            Nine months ended
                                September 30                 September 30
                              2001           2000         2001          2000
Total (loss) profit for
  reportable segments   $  (1,393,000)  $ 1,560,000  $    567,000   $ 6,195,000
Unallocated amounts:
   Interest expense          (466,000)     (396,000)   (1,017,000)     (589,000)
   Corporate overhead        (386,000)     (879,000)   (1,411,000)   (2,460,000)
   Income tax benefit         230,000       586,000       922,000     1,345,000
                            ---------   -----------     ---------   -----------
   Net (loss) income     $ (2,017,000)  $   871,000  $   (939,000)  $ 4,491,000

(6) LONG-TERM DEBT AND CREDIT FACILITIES

As of September 30, 2001, $72,000,000 in aggregate principal amount was outstanding under the Senior Credit Facility, $10,000,000 in aggregate principal amount was outstanding under the Senior Subordinated Notes and $20,000,000 in face amount of Series G Convertible Preferred Stock of the Company (the "Preferred Stock") was outstanding. The Senior Credit Facility expires in April 2002 with all outstanding amounts then due. The Senior Subordinated Notes are due in March 2006.

As of June 30, 2001, the Company failed to comply with certain financial ratios in the Senior Credit Facility and Senior Subordinated Notes. On July 2, 2001, Bank of America N.A., as Agent under the Senior Credit Facility issued a Notice of Payment Blockage to prevent the Company from making any interest payments on the Senior Subordinated Notes. As of September 30,
2001, the unpaid accrued interest on the Senior Subordinated Notes was approximately $750,000. The Senior Subordinated Note holders are entitled to receive an interest rate increase from 15% to 20% during the payment blockage period. All amounts under the Senior Credit Facility have been classified as current obligations on the balance sheet at September 30, 2001 as the facility expires in April 2002.

The Board of Directors, at a June 21, 2001 meeting, determined not to declare a dividend on the Preferred Stock for the calendar quarter ending June 30, 2001, concluding that it was not in the best interests of the Company to declare a dividend until such time as the events of default under the Senior Credit Facility issue are resolved. As of September 30, 2001, the unpaid aggregate dividend for the second and third quarter of 2001 was $750,000.

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

(iii) The required pay down of the loan balance of the excess in the Company's cash balance above $8 million, as defined.
(iv) The revolving credit commitment is terminated and the Senior Lenders will not make any additional advances and any and all amounts repaid shall not be reborrowed.
(v) Maintenance of a certain amount of EBITDA, as defined, and maximum amounts of capital expenditures. As of September 30, 2001, the Company was in compliance with these covenants.
(vi) That the Company negotiate an extended payment schedule in connection with an earnout payment of approximately $2.3 million related to a prior acquisition, by October 31, 2001. The Company has yet to complete this negotiation, and therefore, is in default of its Senior Credit Facility.

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

(v) If all dividends on the Preferred Stock accrued on or before January 2, 2002 are not paid in full in cash by such date then the annual dividend rate will be increased to 9% commencing at such time and further increased to 10% by April 1, 2002 if payment is not made.

(vi) If all interest on the Senior Subordinated Notes and dividends on the Preferred Stock accrued on and prior to (a) January 2, 2002 have not been paid in full in cash by such date, then the conversion price of the Preferred Stock shall be reduced to $2.75 per share at such time and prior to (b) April 1, 2002 have not been paid in full in cash by such date, then the conversion price of the Preferred Stock shall be further reduced at such time to $1.00 per share. Such reductions in the conversion price will require an increase in the Company's authorized number of shares of Common Stock. Common Stockholders' approval is required in order to increase the Company's authorized number of shares.

(vii) The issuance of (1) warrants in the aggregate, immediately exercisable into 1 million shares of the Company's common stock at an exercise price of $1.10 per share the "Initial Warrants" and (2) warrants in the aggregate exercisable into 1,150,000 and 850,000 shares of the Company's common stock at exercise prices of $.01 and $3.05 per share, respectively. The warrants to acquire the 1,150,000 and 850,000 shares collectively the "Additional Warrants" are exercisable beginning on January 2, 2002 if all payments accrued on and prior to such date relating to the Senior Subordinated Notes and the Preferred Stock have not been paid in full in cash by such date and if the Common Stockholders approval was not obtained regarding the proposed amendment to the Preferred Stock Certificate of Designations. The Additional Warrants will be canceled if the Common Stockholders' approval is obtained, and all above-referenced payments have been made. The issuance of the Initial Warrants and Additional Warrants resulted in estimated deferred financing costs based on the fair value of the warrants of $1,100,000, which is being amortized through April 2002.

(viii) Required maintenance of a certain amount of EBITDA, as defined, and maximum amounts of capital expenditures.

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

(x) The exchange of the Series F Preferred Stock into an equal number of shares of a newly created Series G Convertible Preferred Stock. Such exchange took place as of September 7, 2001. The Series G Preferred Stock has the same features as the Series F Preferred Stock, other than the proposed reduction in the conversion price under the conditions described above.

On October 31, 2001, the Company failed to comply with the requirement that it negotiate an amended earnout payment schedule with one of its prior acquisitions by that date, and therefore is in default of the Senior Credit Facility. The existence of events of default under the Senior Credit Facility creates cross-defaults under the Indenture and the Certificate of Designations. Upon the occurrence and during the continuation of an event of default under the Certificate of Designations, holders of the Preferred Stock may require redemption of the Preferred Stock by the Company.

The Company is currently negotiating with its Senior Lenders and the holders of its Senior Subordinated Notes and Preferred Stock for a waiver or amendment of the Senior Credit Facility, Indenture and Certificate of Designations, respectively. The Company believes that it has sufficient liquidity to operate its business through April 2002, the expiration date of the Senior Credit Facility, assuming that the Senior Lenders, the holders of the Senior Subordinated Notes and the holders of the Preferred Stock (collectively "the Senior Creditors") do not exercise their rights of acceleration or redemption, as the case may be. The Senior Creditors have not, as of the date hereof, given any indication to the Company that they wish to accelerate or redeem, as the case may be. Although there can be no assurance, the Company believes that it is in the best interests of the Company and each of the Senior Creditors to negotiate amendments or waivers under their respective documents. If the Company is unable to obtain the necessary amendments or waivers, and the Senior Creditors elect to accelerate or redeem, or the Company is unable to adequately refinance the Senior Credit Facility by April 2002, the Company may not have adequate liquidity to operate its business.

(7) RECLASSIFICATION OF PREFERRED STOCK

During July 2001, guidance was issued in EITF Topic No. D-98, Classification and Measurement of Redeemable Securities, which requires preferred securities that are redeemable for cash or other assets to be classified outside of permanent equity if they are redeemable (1) at a fixed or determinable price on a fixed or determinable date; (2) at the option of the holder; or (3) upon the occurrence of an event that is not solely within the control of the issuer. The Company adopted this announcement during the quarter ended September 30, 2001. The Series F and Series G Convertible Preferred Stock requires redemption for cash upon the occurrence of a change of control, as defined. The change of control event which triggers redemption at the option of the holder is not deemed solely within the control of the Company. Accordingly, the Company has classified the Series F and Series G Convertible Preferred Stock outside of permanent stockholders' equity on the September 30, 2001 balance sheet. The change in classification has been applied retroactively and the December 31, 2000 balance sheet was restated.

(8) COMPREHENSIVE INCOME

During the nine months ended September 30, 2001 and 2000, total comprehensive
(loss) income amounted to $(1,426,000) and $4,312,000, respectively, and during the three months ended September 30, 2001 and 2000, total comprehensive (loss) income amounted to $(2,029,000) and $711,000, respectively.

(9) LEGAL PROCEEDINGS

In the ordinary course of its business, Headway is periodically threatened with or named as a defendant in various lawsuits, including discrimination, harassment, and other similar claims. Headway maintains insurance in such amounts and with such coverage and deductibles as management believes are reasonable.

In February 1999, a lawsuit was filed in the Superior Court of California alleging breach of contract, interference with prospective business relations, misappropriation of trade secrets and unfair competition. The plaintiffs are competitors of Headway and seek an unspecified amount of monetary damages. Headway believes these claims are unfounded and intends to defend itself vigorously. Mediation was held between the two parties in June 2001 to no avail. The lawsuit is scheduled to go to trial during the first quarter of 2002. The Company believes that this claim is without merit and would not have a material effect on the financial position, results of operations or cash flows of the Company.

(10) IMPACT OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In June 2001, the FASB issued Statements of Financial Accounting Standards No. 141, Business Combinations, effective for all combinations initiated after June 30, 2001, and No. 142, Goodwill and Other Intangible Assets ("SFAS 142"), effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives.

The Company will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. Application of the non-amortization provisions of SFAS 142 is expected to result in a decrease in amortization expense of approximately $4,000,000 ($0.38 per share) per year. During 2002, the Company will perform the first of the required impairment tests of goodwill and indefinite lived intangible assets as of January 1, 2002 and has not yet determined what the effect of these test will be on the earnings and financial position of the Company.

In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("SFAS 144"). SFAS 144 establishes a single accounting model, based upon the framework established in SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of, for long-lived assets to be disposed of by sale and to address significant implementation issues. The Company is required to adopt SFAS 144 in the first quarter of 2002. The Company is in the process of assessing the impact of the adoption of this statement on its financial position, results of operations, and cash flows.

PART 1. FINANCIAL INFORMATION
     Item 2
                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Overview

The results for the third quarter reflect a significant reduction in the demand for the Company's staffing and executive search services. This trend is a direct result of the soft economy and is consistent with the performance of the other staffing and executive search companies in the sector. Many companies have instituted hiring freezes for both temporary and permanent positions. The financial services industry has reduced its demand for the Company's executive search services as a direct result of the poor financial performance across the financial services industry. The poor performance in the financial services industry generally follows the performance in the overall economy.

The events of September 11, 2001 have had a significant negative impact on the Company's business. The economy in the New York area, where the Company derives a significant percentage of its revenues, has slowed considerably since the attack on the World Trade Center. The Company believes that its performance for the balance of the year will continue to be impacted by the performance in the general economy, particularly in the New York area. The Company has taken steps to reduce costs and is constantly looking at alternative sources of income.

Consolidated

Revenues decreased $15,538,000 or 17% to $76,140,000 for the three months ended September 30, 2001, from $91,678,000 for the same period in 2000. For the nine months ended September 30, 2001, revenues were $249,034,000, a decrease of 13% from $284,648,000 a year earlier. The decrease was attributable to an overall decline in the demand for the Company's staffing and executive search services as a direct result of weakness in the economy.

The executive search subsidiary, Whitney Partners, LLC (Whitney), contributed $4,170,000 to consolidated revenues in the third quarter of 2001, a decrease of $4,193,000 from $8,363,000 for the same period in 2000. The reduction reflects a sharp decline in the demand for new hires in the financial services industry. For the nine months ended September 30, 2001, Whitney revenues were $24,311,000, a decrease of 16% from $29,047,000 a year earlier.

The staffing subsidiary, Headway Corporate Staffing Services, Inc. (HCSS) contributed $71,970,000 to consolidated revenues in the third quarter of 2001, a decrease of $11,345,000 from $83,315,000 for third quarter of 2000. For the nine months ended September 30, 2001, HCSS revenues were $224,723,000, a decrease of 12% from $255,601,000 a year earlier. Revenues were behind 2000 as the information technology and clerical staffing business have been impacted by a slowdown in the overall economy.

Total operating expenses decreased $11,307,000 to $76,697,000 for the three months ended September 30, 2001, from $88,004,000 for the same period in 2000. Direct costs increased as a percentage of revenues to 80.6% in 2001 from 74.1% in 2000. For the nine months, operating expenses decreased
$27,323,000  to $243,466,000 from $270,789,000 for the same period  in  2000.
For the nine months, direct costs increased as a percentage of revenues to 76.6% in 2001 from 73.2% in 2000. The increase in direct costs as a percentage of revenues is a result of a reduction in the Company's high margin permanent placement business as well as pricing pressures from the Company's temporary staffing business.

Direct costs for HCSS increased as a percentage of HCSS revenues to 85.2% for the three months ended September 30, 2001, from 81.6% for the same period in 2000. For the nine months, direct costs for HCSS increased as a percentage of HCSS revenue to 84.9% from 81.5% last year. The increase in direct costs as a percentage of revenues is a result of the Company's mix of business, reflecting a reduction in the demand for the Company's higher margin permanent placement services. Selling, general and administrative expenses for HCSS decreased as a percentage of revenues from 13.3% in the third quarter 2000 to 11.7% in the third quarter 2001. For the nine months, selling, general and administrative expenses for

HCSS  decreased  as  a
percentage of revenues from 13.6% in 2000 to 12.4% in 2001. The decrease in selling, general and administrative expenses is attributable to the lower commission expense associated with lower revenues and a reduction in the Company's overhead expenses.

Whitney's operating expenses decreased $1,715,000 to $5,041,000 in the third quarter of 2001, from $6,756,000 for the same period last year. For the nine months of 2001, Whitney's operating expenses decreased $2,431,000 to $18,988,000 in 2001 as compared to $21,419,000 in 2000. This decrease is primarily a result of lower compensation expense directly related to the decrease in revenue.

Operating income decreased $4,231,000 to a loss of $557,000 for the three months ended September 30, 2001, compared to income of $3,674,000 for the three months ended September 30, 2000. For the nine month period ended September 30, 2001 operating income decreased 60% or $8,291,000 to $5,568,000 compared to $13,859,000 for the comparable period in 2000.

The Company recorded a net loss of $2,017,000 for the three months ended September 30, 2001, a decrease of $2,888,000 from the net income of $870,000 for the same period in 2000. Net income decreased $5,430,000 to a loss of $939,000 for the nine months ended September 30, 2001, compared to income of $4,491,000 for the same period in 2000.

Liquidity and Capital Resources

Cash provided by operations during the nine months ended September 30, 2001 was $5,321,000 compared with cash provided by operations of $4,737,000 for the same period in 2000. The cash provided by operations in 2001 was attributable to a decrease in accounts receivable as a result of an increase in the Company's collection efforts, offset by a decrease in accounts payable, accrued expenses and accrued payroll, and an increase in prepaid expenses and other assets.

For the nine months ended September 30, 2001, the Company used $5,759,000 in investing activities compared to $6,567,000 for the same period in 2000. The cash used for investing activities in 2001 and in 2000 related primarily to payments for acquisitions completed during 1997, 1998 and 1999 as well as capital expenditures.

Total net cash provided from financing activities was $10,994,000 for the nine months ended September 30, 2001, compared to net cash provided by financing activities of $261,000 for the same period in 2000. The cash generated in 2001 and 2000 was primarily a result of additional borrowings under the Company's senior credit facility.

As of September 30, 2001, $72,000,000 in aggregate principal amount was outstanding under the Senior Credit Facility, $10,000,000 in aggregate principle amount was outstanding under the Senior Subordinated Notes due 2006 and $20,000,000 in face amount of Series G Convertible Preferred Stock of the Company (the "Preferred Stock") was outstanding. The Company's Senior Credit Facility matures on April 18, 2002 resulting in the reclassification of the obligation from a long-term liability at December 31, 2000 to a current liability as of September 30, 2001.

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

In connection with an acquisition previously completed by the Company, the Company has an earnout payment of approximately $2.3 million, of which $1.7 million was due and payable on October 31, 2001. As part of the amendments to the Senior Credit Facility, the Senior Subordinated Notes and Preferred Stock, the Company agreed to negotiate an extended payment schedule in connection with this acquisition, by October 31, 2001. The parties are currently negotiating to amend the payment schedule, however these negotiations were not completed within the required time frame, creating an event of default under the Senior Credit Facility. The existence of events of default under the Senior Credit Facility creates cross-defaults under the Indenture and the Certificate of Designations. Upon the occurrence and during the continuation of an event of default under the Certificate of Designations, holders of the Preferred Stock may require redemption of the Preferred Stock by the Company. As a result of the negotiations in progress, on October 31, 2001, the Company did not make its scheduled earnout payment. Therefore, the Company is also in breach of the purchase agreement with the former stockholders of this acquisition. In the event that the parties are not able to reach a mutually agreeable payment schedule, the stockholders may upon notice, terminate their employment agreements and will no longer be subject to the non-competition provisions set forth in the purchase agreement and their respective employment agreements. Management believes that an agreement as to the timing of the payments will be reached. However no assurance can be made that management will be successful in this regard.

The Company is currently negotiating with its Senior Lenders and the holders of its Senior Subordinated Notes and Preferred Stock for a waiver or amendment of the Senior Credit Facility and Indenture, respectively. As of September 30, 2001, the Company had $12.0 million in cash and cash equivalents. Management estimates that it needs approximately $6.0 million in cash and cash equivalents to operate its business in the ordinary course. Therefore, the Company believes that it has sufficient liquidity to operate its business through April 2002, the expiration date of the Senior Credit Facility, assuming that the Senior Lenders, the holders of the Senior Subordinated
Notes and the holders of the Preferred Stock (collectively "the Senior Creditors") do not exercise their rights of acceleration or redemption, as the case may be. The Senior Creditors have not, as of the date hereof, given any indication to the Company that they wish to accelerate or redeem, as the case may be. Although there can be no assurance, the Company believes that it is in the best interests of the Company and each of the Senior Creditors to negotiate amendments or waivers under their respective documents. If the Company is unable to obtain the necessary amendments or waivers, and the Senior Creditors elect to accelerate or redeem, or the Company is unable to adequately refinance the Senior Credit Facility by April 2002, the Company may not have adequate liquidity to operate its business.

The Company's working capital was $27,457,000 at December 31, 2000. As a direct result of the foregoing reclassifications, the Company had a working capital deficiency of $44,376,000 at September 30, 2001. Notwithstanding this deficiency, the Company believes it has sufficient liquidity to fund its operations through April 2002. The Company has engaged C. E. Unterberg Towbin to assist us in establishing a new credit facility as well as to explore all strategic options. Unterberg Towbin's long history of highly successful capital transactions and senior level attention is well suited to our needs. If the Company is unable to adequately refinance the Senior Credit Facility by April 2002, the Company may not have adequate liquidity to operate its business.

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

In February 1999, a lawsuit was filed in the Superior Court of California alleging breach of contract, interference with prospective business relations, misappropriation of trade secrets and unfair competition. The plaintiffs are competitors of Headway and seek an unspecified amount of monetary damages. Headway believes these claims are unfounded and intends to defend itself vigorously. Mediation was held between the two parties in June 2001 to no avail. The lawsuit is scheduled to go to trial during the first quarter of 2002.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

As of September 30, 2001, $72,000,000 in aggregate principal amount was outstanding under the Senior Credit Facility, dated March 19, 1998,
$10,000,000 in aggregate principal amount was outstanding under the Senior Subordinated Notes due 2006 issued pursuant to the Indenture, dated March 19, 1998 and $20,000,000 in face amount of Series F Convertible Preferred Stock of the Company (the "Preferred Stock") was outstanding under the Certificate of Designations of Preferred Stock, dated March 19, 1998. The Senior Credit Facility expires in April 2002 with all outstanding amounts then due. The Senior Subordinated Notes are due March 2006.

As of June 30, 2001, the Company failed to comply with certain financial ratios in the Senior Credit Facility and Senior Subordinated Notes. On July 2, 2001, Bank of America N.A., as Agent under the Senior Credit Facility issued a Notice of Payment Blockage to prevent the Company from making any interest payments on the Senior Subordinated Notes. As of September 30,
2001, the unpaid accrued interest on the Senior Subordinated Notes was approximately $750,000. The Senior Subordinated Note holders are entitled to receive an interest rate increase from 15% to 20% during the payment blockage period. All amounts under the Senior Credit Facility have been classified as current obligations on the balance sheet at September 30, 2001 as the facility expires in April 2002.

The Board of Directors, at a June 21, 2001 meeting, determined not to declare a dividend on the Preferred Stock for the calendar quarter ending June 30, 2001, concluding that it was not in the best interests of the Company to declare a dividend until such time as the events of default under the Senior Credit Facility issue are resolved. As of September 30, 2001, the unpaid dividend for the second and third quarter of 2001 was $750,000.

On August 23, 2001, the Company amended the Senior Credit Facility and obtained a waiver regarding compliance with certain financial ratios, which the Company had failed as of June 30, 2001. The amended credit facility provides and requires the following:

(i) An increase in the applicable margin for base rate loans and the letter of credit fee.
(ii) A default interest rate to be payable on the loan upon the occurrence of an event of default.
(iii) The required pay down of the loan balance of the excess in the Company's cash balance above $8 million, as defined.
(iv) The revolving credit commitment is terminated and the Senior Lenders will not make any additional advances and any and all amounts repaid shall not be reborrowed.
(v) Maintenance of a certain amount of EBITDA, as defined, and maximum amounts of capital expenditures.
(vi) That the Company negotiate an extended payment schedule in connection with an earnout payment of approximately $2.3 million related to a prior acquisition, by October 31, 2001. The Company has yet to complete this negotiation, and is therefore in default of its Senior Credit Facility.

On August 23, 2001, the Company entered into a Limited Waiver and Amendment with the Senior Subordinated Notes holders and the Preferred Stockholders, which provided the following:

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

(v) If all dividends on the Preferred Stock accrued on or before January 2, 2002 are not paid in full in cash by such date then the annual dividend rate will be increased to 9%, commencing at such time and further increased to 10% by April 1, 2002 if payment is not made.

(vi) If all interest on the Senior Subordinated Notes and dividends on the Preferred Stock accrued on and prior to (a) January 2, 2002 have not been paid in full in cash by such date, then the conversion price of the Preferred Stock shall be reduced to $2.75 per share at such time and prior to (b) April 1, 2002 have not been paid in full in cash by such date, then the conversion price of the Preferred Stock shall be further reduced at such time to $1.00 per share. Such reductions in the conversion price will require an increase in the Company's authorized number of shares of Common Stock. Common Stockholders' approval ("Common Stockholders' Approval) is required in order to increase the Company's authorized number of shares.

(vii) The issuance of (1) warrants in the aggregate, immediately exercisable into 1 million shares of the Company's common stock at an exercise price of $1.10 per share the "Initial Warrants" and (2) warrants in the aggregate exercisable into 1,150,000 and 850,000 shares of the Company's common stock at exercise prices of $.01 and $3.05 per share, respectively. The warrants to acquire the 1,150,000 and 850,000 shares collectively the "Additional Warrants" are exercisable beginning on January 2, 2002 if all payments accrued on and prior to such date relating to the Senior Subordinated Notes and the Preferred Stock have not been paid in full in cash by such date and if the Common Stockholders Approval was not obtained. The Additional Warrants will be canceled if the Common Stockholders' Approval is obtained, and all above-referenced payments have been made. The issuance of the Initial Warrants and Additional Warrants resulted in estimated deferred financing costs based on the fair value of the warrants of $1,100,000, which is being amortized through April 2002.

(viii) Required maintenance of a certain amount of EBITDA, as defined, and maximum amounts of capital expenditures.

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

(x) The exchange of the Series F Preferred Stock into an equal number of shares of a newly created Series G Convertible Preferred Stock. Such exchange took place as of September 7, 2001. The Series G Preferred Stock has the same features as the Series F Preferred Stock, other than the proposed reduction in the conversion price under the conditions described above.

On October 31, 2001, the Company failed to comply with the requirement that it negotiate an amended earnout payment schedule with one of its prior acquisitions by that date, and therefore is in default of the Senior Credit Facility. The existence of events of default under the Senior Credit Facility creates cross-defaults under the Indenture and the Certificate of Designations. Upon the occurrence and during the continuation of an event of default under the Certificate of Designations, holders of the Preferred Stock may require redemption of the Preferred Stock by the Company.

The Company is currently negotiating with its Senior Lenders and the holders of its Senior Subordinated Notes and Preferred Stock for a waiver or amendment of the Senior Credit Facility and Indenture, respectively. The Company believes that it has sufficient liquidity to operate its business through April 2002, the expiration date of the Senior Credit Facility, assuming that the Senior Lenders, the holders of the Senior Subordinated Notes and the holders of the Preferred Stock (collectively "the Senior Creditors") do not exercise their rights of acceleration or redemption, as the case may be. The

Senior Creditors have not, as of the date hereof, given any indication to the Company that they wish to accelerate or redeem, as the case may be. Although there can be no assurance, the Company believes that it is in the best interests of the Company and each of the Senior Creditors to negotiate amendments or waivers under their respective documents. If the Company is unable to obtain the necessary amendments or waivers, and the Senior Creditors elect to accelerate or redeem, or the Company is unable to adequately refinance the Senior Credit Facility by April 2002, the Company may not have adequate liquidity to operate its business.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

EXHIBITS:

     Copies of the following documents are included as exhibits to this report pursuant to Item 601 of Regulation S-K.

Exhibit  Title of Document                                     Location
  No.
  4.1    Seventh Amendment and Limited Waiver to Credit        Page E-1
         Agreement dated as of August
           24, 2001, to the Credit Agreement dated as of March 19, 1998

  4.2    Fourth Supplemental Indenture, dated as of August     Page E-30
         24, 2001

  4.3    Limited Waiver and Amendment dated August 24, 2001    Page E-36


REPORTS ON FORM 8-K:     None

                                 SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                         HEADWAY CORPORATE RESOURCES, INC.

Date: November 14, 2001   By: /s/ Barry S. Roseman,
                          President and Chief Operating Officer
                         (Duly Authorized and Principal Financial Officer)