Form 10-K
period 2001-12-31
HEADWAY CORPORATE RESOURCES INC
filed 2002-04-19
CIK 914435

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
      ACT OF 1934: For the fiscal year ended December 31, 2001

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

      Common Stock, Par Value $0.0001

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant based of the last sale price on March 28, 2002, is $0.30. The number of shares outstanding of each of the registrant's classes of common stock as of March 31, 2002, was 10,914,627.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement of Headway for the 2002 annual meeting of stockholders are incorporated by reference in Part III of this report.

                           FORWARD LOOKING STATEMENTS

     This Annual Report on Form 10-K contains forward-looking statements that are subject to certain risks, uncertainties or assumptions and may be affected by certain other factors, including but not limited to the specific factors discussed in Part II, Item 5 under "Market for Registrant's Common Equity and Related Stockholder Matters", "Liquidity and Capital Resources", and "Factors Which May Impact Future Results and Financial Condition". In some cases, you can identify forward-looking statements by terminology such as "may," "should," "could," "expects," "plans," "projected," "anticipates," "believes," "estimates," "predicts," "potential," or "continues," or the negative of these terms or other comparable terminology. In addition, except for historical facts, all information provided in Part II, Item 7A, under "Quantitative and Qualitative Disclosures About Market Risk" should be considered forward-looking statements. Should one or more of these risks, uncertainties or other factors materialize, or should underlying assumptions prove incorrect, actual results, performance or achievements of Headway may vary materially from any future results, performance or achievements expressed or implied by such forward-looking statements.

     Forward-looking statements are based on beliefs and assumptions of Headway's management and on information currently available to such management. Forward-looking statements speak only as of the date they are made, and Headway undertakes no obligation to update publicly any of them in light of new information or future events. Undue reliance should not be placed on such forward-looking statements, which are based on current expectations. Forward-looking statements are not guarantees of performance.

                                TABLE OF CONTENTS

ITEM NUMBER AND CAPTION                                                     Page

Part I
1.    Business                                                                 4

2.    Properties                                                               8

3.    Legal Proceedings                                                        8

4.    Submission of Matters to a Vote of Security Holders                      9

Part II
5.    Market  for  Registrant's  Common  Equity and  Related  Stockholder      9
      Matters

6.    Selected Financial Data                                                 12

7.    Management's Discussion and Analysis of Financial Condition             13
      and Results of Operations

7A.   Quantitative and Qualitative Disclosures About Market Risk              19

8.    Financial Statements and Supplementary Data                             19

9.    Changes in and Disagreements with Accountants                           19
      on Accounting and Financial Disclosure

Part III
10.   Directors and Executive Officers of the Registrant                      20

11.   Executive Compensation                                                  20

12.   Security Ownership of Certain Beneficial Owners and Management          20

13.   Certain Relationships and Related Transactions                          20

Part IV
14.   Exhibits, Financial Statement Schedule, and Reports on Form 8-K         20

                                     PART I

                                Item 1. Business

General

     Headway Corporate Resources, Inc. ("Headway") is a leading provider of staffing and executive search services to businesses in a variety of industries, including, financial services, media, entertainment, biotechnology and information technology. Headway established its human resource business through 20 acquisitions of staffing and professional services companies from 1996 through 1999. Headquartered in New York City, we operate domestically from regional and local offices in, California, Connecticut, Florida, Illinois, Massachusetts, New York, New Jersey, North Carolina, Virginia and Texas, and overseas in the United Kingdom, Japan, Hong Kong, Singapore and Australia.

     Headway's goal is to build a national human resource business focused on providing staffing and executive search services to the industries identified above. Headway's strategy for achieving this goal is to emphasize programs that generate internal growth and market penetration in the industries and geographical areas we service.

     On April 17, 2002, the Company entered into an amendment to the Senior Credit Facility and obtained a waiver of the financial ratio defaults. The amendment provides for an increase in the margin for base rate loans, partial pay down of the loan balance with the Company's cash balance over $8 million or if the accounts receivable balance falls below certain thresholds, modified financial covenants, and an extended maturity date. The amended Senior Credit Facility, which was set to expire on April 18, 2002, has been extended to an expiration date of June 30, 2003, with all outstanding amounts then due. Even though the Company has obtained amendments and waivers, the Company will need to negotiate a further extension of these agreements or complete a re-financing prior to the expiration date of the Senior Credit Facility in June 2003.

Market Overview

     In 2001, the temporary employment service industry experienced a significant slow down in demand in response to the unfavorable conditions in the overall economy. Many companies initiated layoffs of both temporary and permanent workers, and implemented hiring freezes during 2001.

     In the recent years prior to 2001, the temporary employment service industry experienced significant growth in response to the changing work environment in the United States. Employers have developed increasingly stringent criteria for permanent employees, while moving toward project-oriented temporary and contract hiring. These changes were the result of increasing automation that resulted in shorter technological cycles, and global competitive pressures. Many employers responded to these challenges by turning to temporary and contract personnel to keep personnel costs variable, achieve maximum flexibility, outsource highly specialized skills, and avoid the negative effects of layoffs. Rapidly changing regulations concerning employee benefits, health insurance, retirement plans, and the highly competitive business climate also prompted many employers to take advantage of the flexibility offered through temporary and human resource staffing. Additionally, Internal Revenue Service and Department of Labor regulations concerning the classification of employees and independent contractors significantly increased demand by prompting many independent contractors to affiliate with employers like Headway.

     By using temporary and contract workers, many companies significantly increased flexibility to respond to the difficult economic conditions and were able to reduce their cost structures, while minimizing the negative effects of layoffs. As a result, Headway believes that as the economy recovers, employers will once again look to use temporary and contract workers as a way to keep their personnel costs variable and maintain maximum flexibility, and that this will fuel future growth in the industry.

Growth Strategy

     We intend to focus on internal growth as the key element of our growth strategy. We will concentrate on existing market locations, customer segments, and skill areas that value high levels of service to improve growth. Further, we will endeavor to increase penetration of existing markets, expand existing specialties into new and contiguous geographic markets to the ones we service, and identify new service areas that compliment our current services that we believe will be attractive to the industries we serve. Finally, we will continue our practice of enhancing the knowledge and skills of our consultants and employees to strengthen our existing relationships with clients and enhance our reputation for providing highly skilled personnel.

Services

      The human resource management services offered by Headway include

      o     temporary staffing and value added services

      o     IT/professional staff services

      o     executive search and permanent placement services, and

      o     human resource administration services.

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

     Executive Search and Permanent Placement. Headway, through its Whitney subsidiary, is one of the leading executive search firms in the financial services industry. Beginning in 1998, Headway has expanded its industry focus to include management consulting, e-commerce, media, entertainment, information technology and telecommunication businesses. Headway uses a complete consultative approach with its clients, including, market analysis, product recommendations, and staffing new and existing business divisions of its clients. Headway conducts executive searches in a broad range of product areas in the financial services industry, including, investment banking, capital markets, leveraged finance, research, emerging markets, investment management, financial administration, and risk management. Executive search services are provided in major financial markets, including, New York, Chicago, Boston, London, Tokyo, Hong Kong, Singapore and Australia.

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

Operating Strategy

     In 2001, Headway continued its program to diversify its specialization outside of financial services to include media, entertainment, biotechnology and information technology and continued to expand its service offerings to include accounting and finance, legal and mortgage underwriters. Headway has a strong presence in the financial services industry. Headway will continue to focus on this industry, because Headway believes there is a substantial untapped market for its services in this industry and because its core strengths of industry experience and human resources expertise enable it to develop unique, value-added staffing solutions for the financial services industry. Headway will work to maintain its relationships with existing clients in the financial services industry, expand service offerings in existing locations and cross-sell services to existing clients. It will also look to complete small but strategic acquisitions. Although Headway expects to focus on this industry, it expects that it will continue to have a diversified client base, with no more than 50% of its annual revenues being derived from financial services clients.

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

     Headway emphasizes recruiting, training, and retaining experienced sales consultants and providing highly qualified temporary employees. Headway trains its sales consultants to operate as partners with their clients in evaluating and meeting the client's staffing requirements. Headway promotes and monitors quality of service in a number of ways. It seeks highly qualified temporary employees through referrals from existing temporary employees and conducts in-depth interviews by Headway personnel experienced in the temporary employees' field. Headway performs skill evaluations and offers programs to its temporary employees to improve their skills. Headway contacts clients within hours of the beginning of a project to receive a preliminary determination of satisfaction, and obtains client satisfaction reports upon the completion of projects. Headway seeks to understand and proactively assess clients' needs, respond promptly to clients' requests, and continually monitor job performance and client satisfaction. Headway believes that its commitment to providing quality service has enabled it to establish and maintain long-term relationships with clients.

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

Human Resources

     As of December 31, 2001, Headway had approximately 435 full-time employees. In the fourth quarter of 2001, Headway employed approximately 7,900 temporary employees in a typical week. None of Headway's employees, including its temporary employees, is represented by a collective bargaining agreement. Headway believes its employee relations to be strong. Hourly wages for Headway's temporary employees are determined according to local market conditions. Headway pays mandated costs of employment, including the employer's share of social security taxes, federal and state unemployment taxes, unemployment compensation insurance, general payroll expenses and workers' compensation insurance. Headway offers access to various insurance programs and other benefits, such as vacations, holidays and 401(k) programs to qualified temporary employees and professionals.

Competition

     The staffing industry is intensely competitive and fragmented and has limited barriers to entry. Headway competes for employees and clients in national, regional, and local markets with full-service and specialized temporary staffing service businesses. A significant number of Headway's competitors have greater marketing, financial, and other resources and more established operations than Headway. Price competition in the staffing industry is intense and pricing pressures from competitors and customers are increasing. Many of Headway's clients have relationships with more than one staffing service company. However, in recent years, an increasing number of companies have consolidated their staffing services purchases and entered into exclusive contracts with a single temporary staffing company or small number of temporary staffing companies. If current or potential clients enter into exclusive contracts with competitors of Headway, it will be difficult or impossible for Headway to obtain business from such clients. Headway expects that the level of competition will remain high in the future, which could limit Headway's ability to maintain or increase its market share or maintain or increase gross margins. However, Headway believes that its strategy of becoming a dominant provider in each of its markets will allow it to remain competitive in this environment.

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

Intellectual Property

     Headway maintains a number of trademarks, trade names, service marks and other intangible rights. Headway believes that it has all rights to trademarks and trade names necessary for the conduct of its business and is not currently aware of any infringing uses or other conditions that would materially and adversely affect its use of proprietary rights.

                               Item 2. Properties

     Headway's corporate headquarters are located at 317 Madison Avenue, New York, NY 10017. Headway believes that space at its corporate headquarters will be adequate for its needs.

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

     In February 1999, a lawsuit was filed in the Superior Court of California alleging breach of contract, interference with prospective business relations, misappropriation of trade secrets and unfair competition. In February 2002, the lawsuit was settled. The settlement did not have a material effect on the financial position, results of operations or cash flows of the Company.

     In May 2000, a lawsuit was filed in the Judicial District Court of Dallas County, Texas alleging breach of contract, fraud, negligence, negligent retention and supervision, civil conspiracy and harmful access by computer. Plaintiffs have alleged damages in the amount of $10 million. Headway believes the claims are unfounded and intends to defend itself vigorously.

                Item 4. Submission of Matters to a Vote of Security Holders

     No matter was submitted to a vote of security holders in the fourth quarter of 2001.

                                     PART II

  Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

Market Price Information

     Since August 3, 2000, Headway's common stock has traded on the American Stock Exchange under the symbol "HEA." Previously, quotations for Headway's common stock were reported on the Nasdaq National Market.

     The following table sets forth the high and low closing sale prices for the common stock as reported on the American Stock Exchange and Nasdaq National Market for 2000 and the American Stock Exchange for all of 2001.

Calendar Quarter Ended                        High ($)            Low ($)

March 31, 2000                                  5.060              3.380
June 30, 2000                                   3.750              2.940
September 30, 2000                              3.380              2.190
December 31, 2000                               3.130              1.130

March 31, 2001                                  2.400              1.375
June 30, 2001                                   1.850              0.950
September 30, 2001                              1.100              0.400
December 31, 2001                               0.700              0.300

     Since its inception, no dividends have been paid on Headway's common stock. Headway intends to retain any earnings for use in its business activities, so it is not expected that any dividends on the common stock will be declared and paid in the foreseeable future. As of March 31, 2002, Headway had approximately 242 stockholders of record.

Recent Sales of Unregistered Securities

     As of June 30, 2001, Headway failed to comply with certain financial ratio covenants in an existing senior credit facility and outstanding senior subordinated notes. As a result, the agent for the lenders under the senior credit facility issued a notice of payment blockage to prevent Headway from paying interest on the senior subordinated notes. In June 2001, the board of directors determined not to declare a dividend on Headway's outstanding Series F Convertible Preferred Stock (the "Series F Stock") believing that it was not in the interest of Headway to declare a dividend until the covenant defaults under the senior credit facility and senior subordinated notes were resolved. Holders of the senior subordinated notes are also the holders of the Series F Stock.

     In August 2001, Headway amended the senior credit facility and obtained a waiver of the financial ratio defaults. This amendment increased the margin for base rate loans and the letter of credit fee, added a default interest rate payable upon the occurrence of an event of default, required a partial pay down of the loan balance with Headway's cash balance over $8 million, terminated the obligation of the senior lenders to make further advances under the facility, modified certain financial covenants, and required Headway to negotiate an extended payment schedule for approximately $2.3 million of earn out payments due for prior acquisitions. Concurrently, Headway amended the terms of the senior subordinated notes and exchanged all 1,000 shares of outstanding Series F Stock for an equal number of shares of Series G Convertible Preferred Stock (the "Series G Stock"). As a negotiated element of the transaction, Headway also issued to the holders of the Series G Stock warrants to purchase an aggregate of 1,000,000 shares of common stock at an exercise price of $1.10 per share that expire on the later of September 7, 2006 and the date on which all principal, premiums and interest on the Subordinated Notes has been paid in full and all of the Preferred Stock has been redeemed or converted (the "First Series G Warrants"); warrants to purchase an additional 1,150,000 shares at an exercise price of $0.01 per share (the "Second Series G Warrants") and warrants to purchase an additional 850,000 shares at an exercise price of $3.05 per shares (the "Third Series G Warrants, and, together with the First Series G Warrants and the Second Series G Warrants, the "Series G Warrants"), exercisable from January 2, 2002, through the later of January 2, 2007 and the date on which all principal, premiums and interest on the Subordinated Notes has been paid in full and all of the Preferred Stock has been redeemed or converted.

     Under the amendments to the senior subordinated notes Headway obtained waivers of the financial covenant and interest payment defaults, agreed to an increase in the note interest rate to 20 percent retroactive to July 1, 2001, if all interest accrued at April 1, 2002, is not paid in full as of that date, modified certain financial covenants, and agreed to negotiate for the payment of alternative consideration if all accrued payment obligations at April 1, 2002, are not paid as of that date, which shall include a decrease in the exercise price of all warrants issued to the holders of Series G Stock to $0.01 per share. None of the foregoing interest or dividend payments were made.

     On April 17, 2002, Headway further amended the senior credit facility and obtained a waiver of the financial ratio defaults, as well as an extension of the maturity date to June 30, 2003. This amendment further increased the margin for base rate loans and the letter of credit fee, required a partial pay down of the loan balance with Headway's cash balance over $8 million or if the accounts receivable balance falls below certain thresholds, modified certain financial covenants, and required Headway to issue warrants to the Senior Lenders to purchase an aggregate of 2,455,522 shares of common stock at an exercise price of $0.25 per share.

     Concurrently, but effective as of March 31, 2002, Headway amended the terms of the senior subordinated notes. As a negotiated element of the transaction, the exercise prices of the First Series G Warrants and the Third Series G Warrants was changed to $0.25 per share. Under the amendments to the senior subordinated notes Headway obtained waivers of the financial covenant and interest payment defaults, modified certain financial covenants, as well as continued deferral of interest and dividend payments through the Recap Amendment Termination Date (as defined in Note 8). As part of this transaction, the holders of the senior subordinated notes agreed to the elimination of the requirement to pay 5.0% of additional interest on the senior subordinated notes, which was to take effect retroactively, as of July 1, 2001, in the event that all accrued and unpaid interest on the senior subordinated notes and accrued and unpaid dividends on the Preferred Stock were not paid in full in cash by April 1, 2002.

     The Series G Stock issued to the former holders of the Series F Stock was convertible to common stock of Headway at a conversion price of $5.58 per share; provided, that the conversion price would decrease to $2.75 per share if all accrued interest on the senior subordinated notes and accrued dividends on the Series G Stock are not paid in full as of January 2, 2002, and would decrease further to $1.00 per share if such interest and dividends are not paid in full as of April 1, 2002. The Series G Stock is senior to the common stock with respect to payment of dividends and distributions in liquidation. Holders of the Series G Stock are entitled to receive dividends payable quarterly equal to 7.5% of the liquidation preference value of the Series G Stock, which is $20,000 per share or a total of $20.0 million; provided, that the dividend rate was increased to nine percent as all accrued dividends on the Series G Stock were not paid in full on January 2, 2002, and were increased further to 10 percent as all such dividends were not paid in full as of April 1, 2002. None of the foregoing interest or dividend payments were made, and, accordingly, the conversion price for the Series G Stock is now $1.00 per share. No dividends or distributions may be made with respect to the common stock unless all dividend payments on the Series G Stock are current. Holders of Headway's Series G Stock have the right to elect one member of the board of directors, elect one-third of the board of directors so long as a default in dividend payments exists and is continuing, and approve certain corporate transactions and activities, including, acquisitions in excess of specified limits, sales of substantial assets or subsidiaries, implementing additional debt facilities in excess of specified limits, sales of Headway securities in certain circumstances, amending Headway's charter documents, effecting or permitting a sale of Headway, issuing stock options and similar incentive arrangements involving Headway's securities, and other matters. The existence of these rights could inhibit the ability of Headway to effect or participate in transactions acceptable to Headway but not the holders of the Series G Stock, or the ability of stockholders to participate in a transaction in which they might otherwise receive a premium for their shares over the then-current market price.

     The foregoing transactions were effected in reliance on the exemption from registration set forth in Section 4(2) of the Securities Act of 1933 for transactions by an issuer not involving a public offering. No underwriter was involved in the transaction, and no commissions were paid to any person. However, Headway agreed to pay to the lenders under the senior credit facility a waiver and amendment fee in the aggregate amount of $618,750, of which $368,750 was paid in August 2001, and the balance of $250,000 was due April 1, 2002. Such balance was paid on April 17, 2002 as part of the amendment to the senior credit facility completed on that date. In connection with the amendment to the senior credit facility completed on April 17, 2002, Headway also agreed to pay the lenders a deferred restructuring fee of approximately $2.2 million, which is payable on the maturity date and may be reduced or waived if certain conditions are met. An additional restructuring fee of $368, 434 was paid to the lenders on April 17, 2002. In connection the Second Limited Waiver, Headway agreed to pay to the holders of the senior subordinated notes and the preferred stock a restructuring fee of approximately $175,000, which is payable on or about the Recap Amendment Termination Date (as defined in Note 8).

                         Item 6. Selected Financial Data

     The selected consolidated financial data set forth below as of and for the years ended December 31, 2001, 2000, 1999, 1998, and 1997, were derived from audited consolidated financial statements of Headway.

Statement of Operations Data
In Thousands, Except Per Share Data

                                                             For Year Ended December 31
                                                             --------------------------
                                                1997        1998        1999        2000        2001
                                                ----        ----        ----        ----        ----

Revenues                                    $   142,842 $   291,303 $   360,742 $   371,115 $   323,037
Direct costs                                    104,396     224,993     274,360     272,872     253,354

Selling, general and administrative expenses     29,588      48,638      63,349      74,690      62,587
Termination of employment contract                    -           -       2,329           -           -
Depreciation and amortization                     1,453       2,952       4,411       5,337       5,787
                                            ------------------------------------------------------------
Total operating expenses                         31,041      51,590      70,089      80,027      68,374

Operating income from continuing operations       7,405      14,720      16,293      18,216       1,309

Other (income) expenses:
  Interest expenses                               2,662       4,515       6,331       8,049      10,879
  Interest income                                  (104)       (152)       (122)       (105)       (113)
  (Gain) on sale of investment                   (4,272)       (901)          -           -           -
  Other (income) expenses, net                     (750)          -           -           -           -
                                            ------------------------------------------------------------
                                                 (2,464)      3,462       6,209       7,944      10,766
                                            ------------------------------------------------------------
Income (loss) from continuing operations
    before income tax expense (benefit)           9,869      11,258      10,084      10,272      (9,457)

Income tax expense (benefit)                      4,064       4,639       4,299       4,388      (3,778)
                                            ------------------------------------------------------------

Income (loss) from continuing operations          5,805       6,619       5,785       5,884      (5,679)

(Loss) from discontinued operations              (2,999)          -           -           -           -
                                            ------------------------------------------------------------

Net income (loss) before extraordinary item       2,806       6,619       5,785       5,884      (5,679)

Extraordinary (loss)                                  -      (1,557)          -           -           -
                                            ------------------------------------------------------------
Net income (loss)                                 2,806       5,062       5,785       5,884      (5,679)
                                            ------------------------------------------------------------

Preferred dividend requirements                    (137)       (866)     (1,100)     (1,414)     (1,500)
                                            ------------------------------------------------------------
Net income (loss) available
  for common stockholders                   $     2,669 $     4,196 $     4,685 $     4,470 $    (7,179)
                                            ============================================================
Basic earnings (loss) per common share:
  Continuing operations                     $      0.79 $      0.58 $      0.46 $      0.42 $     (0.67)
  Discontinued operations                         (0.42)          -           -           -           -
  Extraordinary item                                  -       (0.15)          -           -           -
                                            ------------------------------------------------------------
  Net income (loss)                         $      0.37 $      0.43 $      0.46 $      0.42 $     (0.67)
                                            ============================================================
Diluted earnings (loss) per common share:
  Continuing operations                     $      0.58 $      0.47 $      0.40 $      0.41 $     (0.67)
  Discontinued operations                         (0.30)          -           -           -           -
  Extraordinary item                                  -       (0.11)          -           -           -
                                            ------------------------------------------------------------
  Net income (loss)                         $      0.28 $      0.36 $      0.40 $      0.41 $     (0.67)
                                            ============================================================
Average shares outstanding
  Basic                                       7,223,462   9,853,354  10,287,978  10,590,461  10,729,627
  Diluted                                    10,012,198  14,157,012  14,328,754  14,248,902  10,729,627


Balance Sheet Data
In Thousands

                                               As of December 31
                                               -----------------
                                  1997      1998      1999      2000      2001
                                  ----      ----      ----      ----      ----

Working capital                 $    450  $ 32,139  $ 30,566  $ 27,457  $ 34,813
Total assets                      67,336   126,946   148,419   154,186   149,164
Long term debt, excluding
 current portion                  19,059    60,959    72,750    69,700    82,000
Stockholders' equity              16,452    42,571    48,001    32,739    26,429

       Item 7. Management's Discussion and Analysis of Financial Condition
                            and Results of Operations

Overview

     Headway is a leading provider of staffing and executive search services to businesses in a variety of industries, including, financial services, e-commerce, media, entertainment, information technology and telecommunication. Headway established its human resource business through 20 acquisitions of staffing and professional services companies from 1996 through 1999. Headway's goal is to continue to build a national staffing business focused on providing these services with an emphasis in the financial services industry as well as other identified industries. Headway's strategy for achieving this goal is to emphasize programs that generate internal growth.

     In 2001, Headway focused its efforts on reducing costs in response to the weakened economy. This included a reduction of headcount and operating expenses as well as the consolidation of certain business lines. We also began the national rollout of our newly developed operating software, Staffserv. In May 2001, Headway opened a new clerical staffing office in Torrance, California.

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

     In November 1999, Headway acquired all of the outstanding capital stock of Tyzack Holding Limited, the oldest established executive search firm in the UK with offices in London and Leeds. While Tyzack performs executive search for financial services companies, it also provides search services in other industries such as; e-commerce, media and entertainment, consumer goods, information technology and telecommunications.

Critical Accounting Policies

      Revenue Recognition

     Information technology staffing, temporary staffing and human resource staffing revenue is recognized when the temporary personnel perform the related services. Permanent placement revenue is recognized when the placement is employed. Provisions are made for estimated losses in realization (principally due to applicants not remaining in employment for the guaranteed period, usually 90 days) and for bad debts. These provisions are reviewed periodically and have always been found to be adequate based on the Company's experience in this regard.

     Executive search services are primarily engaged on a retainer basis. Income from retainer contracts which provide for periodic billings over periods of up to one year, is recognized as earned based on the terms of the contract.

      Goodwill

     Goodwill is amortized utilizing the straight-line method over a period of 20 to 30 years. The Company periodically evaluates the carrying value and the periods of amortization of goodwill based on the current and expected future non-discounted income from operations of the entities giving rise to the goodwill to determine whether events and circumstances warrant revised estimates of carrying value or useful lives. No such write-downs have been made.

     In June 2001, the Financial Accounting Standards Board ("FASB") issued Statements of Financial Accounting Standards No. 141, "Business Combinations", effective for all combinations initiated after June 30, 2001, and No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"), effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statement. Other intangible assets will continue to be amortized over their useful lives.

     The Company will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. Application of the non-amortization provisions of SFAS 142 is expected to result in a decrease in amortization expense of approximately $4,000,000 ($0.37 per share) pre-tax per year. During 2002, the Company will perform the first of the required impairment tests of goodwill and indefinite lived intangible assets as of January 1, 2002. Based on steps the Company has taken to prepare for the adoption of Statement 142, it is likely that between $35 and $45 million of the goodwill related to the acquisitions completed by the Company will be impaired using the impairment test required by Statement 142. The impairment that is required to be recognized when adopting Statement 142 will be reflected as the cumulative effect of a change in accounting principle in the first quarter of 2002. The Company plans to complete the measurement of the impairment loss in 2002.

Results of Operations

      Years Ended December 31, 2001 and 2000

     Revenue decreased $48.1 million to $323.0 million for the year ended December 31, 2001, from $371.1 million for the year ended December 31, 2000. The decrease in revenue for 2001 is attributable to the slowing of the economy in 2001 and the resulting decline in demand for staffing services. In addition, the tragic events of September 11, 2001 had a profound impact on two of the Company's primary markets: the financial services industry and the New York metropolitan area.

     Whitney, the executive search segment contributed $26.1 million to consolidated revenues in 2001, a decrease of $11.5 million from $37.7 million in 2000. This decrease is attributable to the economic slowdown in 2001. Whitney primarily serves the financial services industry, which was significantly impacted by the events of September 11th. Many of Whitney's clients experienced significant layoffs and implemented hiring freezes during 2001.

      The staffing subsidiary, Headway Corporate Staffing Services, Inc. (HCSS) contributed revenues of $296.9 million, a decrease of $36.6 million from $333.5 million in 2000. The decline in revenues was a result of negative impact of the unfavorable economic conditions on the demand for information technology and clerical staffing services.

     Total operating expenses decreased $31.2 million to $321.7 million for 2001 from $352.9 million for 2000. The decrease is the result of a $19.5 million decrease in direct costs, a $12.1 million decrease in selling, general and administrative expenses, offset by a $0.5 million increase in depreciation and amortization. Direct costs increased as a percentage of revenues to 78.4% in 2001 from 73.5% in 2000. This increase in direct costs as a percentage of revenues is a result of a change in Headway's business mix in 2001, as well as pricing pressure that we experienced in some of our markets. Specifically, the executive search business that has no direct costs experienced more significant declines than the staffing business, therefore reducing its percentage of our total revenues. The decrease in selling, general and administrative expenses is primarily attributed to the lower commission expenses associated with the reduction in revenues, as well as staff reductions and other cost-cutting initiatives implemented this year in response to the unfavorable economic conditions.

     Whitney's selling, general and administrative expenses decreased $5.0 million to $23.4 million for the year ended December 31, 2001 as compared to $28.4 million for the same period last year. The decrease relates primarily to the reduced commissions related to the lower executive search revenues.

     HCSS' selling, general and administrative expenses decreased $5.9 million to $37.0 million for the year ended December 31, 2001 as compared to $42.9 million for the same period last year. The decrease in selling, general and administrative expenses is primarily attributable to the lower commission expense associated with the decline in revenues, as well as staff reductions and other cost-cutting initiatives that were implemented in 2001.

     Interest expense increased $2.9 million to $10.9 million for the year ended December 31, 2001 as compared to $8.0 million for the same period last year. The increase in interest expense related to increased amortization of deferred financing costs relating to the amendment completed in August 2001, an increase in the applicable margin for base rate loans under the Amended Senior Credit Facility, the default penalty on the Senior Credit Facility during the fourth quarter of 2001, and expense relating to the Company's interest rate swap.

     The Company had a net loss of $5.7 million for the year ended December 31, 2001 compared to net income of $5.9 million for the year ended December 31, 2000.

      Years Ended December 31, 2000 and 1999

     Revenue increased $10.4 million to $371.1 million for the year ended December 31, 2000, from $360.7 million for the year ended December 31, 1999. The increase in revenue for 2000 is attributable to a full year of results from the executive search acquisition completed in the latter part of 1999. The relatively modest growth in revenue is misleading and will continue to be a less significant measurement criterion as Headway focuses its growth strategy on higher margin business and reduces the emphasis on high revenue low margin human resource staffing business. This is evident in the decrease in direct costs as a percentage of revenues to 73.5% for the year ended December 31, 2000 from 76.1% for the same period in 1999. During 2000, Headway experienced strong performance in the executive search and permanent placement business offset by a continued decline in the information technology staffing business.

     Whitney, the executive search segment contributed $37.7 million to consolidated revenues in 2000, an increase of $11.7 million from $26.0 million in 1999. This increase is due to the continued strong demand for new hires in the financial services industry and the full year results from the Tyzack acquisition made in November 1999.

     The staffing subsidiary, Headway Corporate Staffing Services, Inc. (HCSS) contributed revenues of $333.4 million, a decrease of $1.3 million from $334.7 million in 1999. Revenues were slightly behind 1999, as Headway focused on reducing it's lower margin human resource staffing business, as well as the very low supply of information technology staffing candidates, which has resulted in slightly lower revenue for information technology staffing.

     Total operating expenses (excluding the $2.3 million termination payment in
1999) increased $10.8 million to $352.9 million for 2000 from $342.1 million for 1999. The increase is the result of a $11.4 million increase in selling, general and administrative expenses, a $900,000 increase in depreciation and amortization, offset slightly by a $1.5 million decrease in direct costs. Direct costs decreased as a percentage of revenues to 73.5% in 2000 from 76.1% in 1999. This decrease in direct costs as a percentage of revenues is a result of Headway's changing business mix. Specifically, the executive search business that has no direct cost is becoming a larger percentage of our total revenues and the human resource staffing business, which traditionally has a high direct cost, has decreased. The increase in selling, general and administrative expenses is primarily attributed to the higher commission expenses associated with a larger portion of revenues being generated from executive search and permanent placements.

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

Liquidity and Capital Resources

     As of December 31, 2001, $72.0 million in aggregate principal amount was outstanding under the Senior Credit Facility, $10.0 million in aggregate principle amount was outstanding under the Senior Subordinated Notes due 2006 and $20.0 million in face amount of Series G Convertible Preferred Stock of the Company (the "Preferred Stock") was outstanding. The Company failed to comply with certain financial ratios during the fourth quarter of 2001, creating an event of default under the Senior Credit Facility, the Indenture for the Senior Subordinated Notes and the Certificate of Designations for the Preferred Stock. On April 17, 2002, the Company entered into an amendment to the Senior Credit Facility and obtained a waiver of the financial ratio defaults. The amendment provides for an increase in the margin for base rate loans, partial pay down of the loan balance with the Company's cash balance over $8 million or if the accounts receivable balance falls below certain thresholds, modified financial covenants, and an extended maturity date. The amended Senior Credit Facility, which was set to expire on April 18, 2002, has been extended to an expiration date of June 30, 2003, with all outstanding amounts then due. Even though the Company has obtained amendments and waivers, the Company will need to negotiate a further extension of these agreements or complete a re-financing prior to the expiration date of the Senior Credit Facility in June 2003.

     On April 17, 2002, but effective as of March 31, 2002, the Company also entered into an amendment of the Indenture for the Senior Subordinated Notes and the Second Limited Waiver with the Senior Subordinated Notes Holders and the Preferred Stockholders, which provided for a waiver of the events of default on the Senior Subordinated Notes and a waiver of the Preferred Stock events of default through the Recap Amendment Termination Date (See Note 8 (i) to the Financial Statements). The Second Limited Waiver also waived the payment of (but not the accrual of) interest and dividends through the Recap Amendment Termination Date, modified certain financial covenants, waived the increase in the interest rate on the Senior Subordinated Notes and decreased the exercise price on the First Series G Warrants and the Third Series G Warrants.

     In connection with the transactions described above, discussions regarding the employment arrangements that will likely be required to induce the management team to commit to remain with the Company and to align their compensation incentives with the interests of the shareholders and creditors of the Company, have been held among representatives of the Company's Board of Directors, senior management as well as representatives of the senior debt holders and certain of the holders of the senior subordinated debt and the Preferred Stock. While no definitive agreement has been reached, it is expected that such employment arrangements would include base salaries and bonuses consistent with current levels, retention bonuses, and customary non-competition and non-solicitation provisions. In addition, it is expected that the Company would establish a new "Management Incentive Plan" ("MIP"). Under the MIP, the management group would receive, as incentive compensation, amounts based on the total realized by the Company in one or more liquidity transactions such as sales of assets, merger or sale of the entire company, or refinancing of the Company's indebtedness: 10% between $40 and $75 million; 20% between $75 and $107.5 million; and, 30% above $107.5 million. No assurance can be given that the Company and the executives will enter into such arrangements.

     Net cash provided by operating activities was $4.5 million in 2001. This is primarily due to a net loss of $5.7 million, depreciation and amortization expenses of $7.2 million and a $14.6 million decrease in accounts receivable and other assets. This was partially offset by an $8.8 million decrease in accrued payroll and a $3.4 million decrease in income taxes payable. In 2000 cash provided by operating activities of $15.3 million was primarily due to net income of $5.9 million and depreciation and amortization expenses of $5.9 million, a $2.2 million increase in accounts payable and accrued expenses and a $3.1 million increase in accrued payroll, partially offset by a $1.4 million decrease in income taxes payable.

     Total cash used in investing activities of $7.1 million in 2001 and $9.5 million in 2000 was primarily the result of the earn-outs paid related to the acquisitions completed during 1999, 1998 and 1997, and to a lesser extent purchases of property and equipment.

     Total cash provided by financing activities was $9.6 million compared to total cash used in financing activities of $6.0 million for 2000. Cash generated by financing activities in 2001 related to additional borrowings made on Headway's revolving credit facility, partially offset by payments of loan acquisition fees, dividends and capital lease obligations. Cash used in financing activities in 2000 related to payments made on Headway's revolving credit facility, payments of other loans and dividend payments.

     In September 1998, Headway announced that its Board of Directors had authorized a stock repurchase program of up to 1.0 million shares. In 2000, Headway spent $20,000 to repurchase approximately 5,000 shares. Such shares were retired in 2001.

     On January 22, 2002, the Securities and Exchange Commission issued FR-61, Commission Statement about Management's Discussion and Analysis of Financial Condition and Results of Operations. The release sets forth certain views of the Securities and Exchange Commission regarding disclosure that should be considered by registrants. Headway's contractual obligations and commercial commitments are summarized below, and are fully disclosed in the Notes to Consolidated Financial Statements. The following table includes aggregate information about Headway's contractual obligations as of December 31, 2001 and the periods in which payments are due:

  Contractual Obligations                Payments Due by Period
                                         ----------------------
                                             (in thousands)
------------------------------------------------------------------------------
                              Total    Less     1-3 years  4 - 5     After 5
                                       than 1              years     years
                                       year
------------------------------------------------------------------------------
Loans Payable               $82,000   $     -   $82,000   $     -  $      -
------------------------------------------------------------------------------
Capital Lease Obligations       362       246       116         -         -
------------------------------------------------------------------------------
Operating Leases             10,400     2,880     3,899     2,336     1,285
------------------------------------------------------------------------------
Unconditional Purchase
Obligations                    None
------------------------------------------------------------------------------
Other Long Term               1,287     1,287         -         -         -
Obligations (1)
------------------------------------------------------------------------------
Total Contractual Cash
Obligations                 $94,049    $4,413   $86,015   $ 2,336   $ 1,285
------------------------------------------------------------------------------

     The following table includes aggregate information about Headway's commercial commitments as of December 31, 2001. Commercial commitments are items that Headway could be obligated to pay in the future. They are not required to be included in the consolidated balance sheet.


     Other Commercial        Total    Amount of Commitment Expiration Per Period
        Commitments         Amounts                 (in thousands)
                           Committed
--------------------------------------------------------------------------------
                                     Less than    1 - 3      4 - 5      Over 5
                                       1 year     years      years      years
--------------------------------------------------------------------------------
Lines of Credit              None
--------------------------------------------------------------------------------
Standby Letters of Credit  $1,750     $1,750    $       -  $      -   $      -
--------------------------------------------------------------------------------
Guarantees                   None
--------------------------------------------------------------------------------
Standby Repurchase           None
Obligations
--------------------------------------------------------------------------------
Other Commercial             None
Commitments
--------------------------------------------------------------------------------
Total Commercial          $ 1,750     $1,750    $       -  $      -   $      -
Commitments
--------------------------------------------------------------------------------

(1) Represents earnout amounts payable to the former owners of businesses previously acquired by Headway.

New Accounting Standards

     In June 2001, the Financial Accounting Standards Board ("FASB") issued Statements of Financial Accounting Standards No. 141, "Business Combinations", effective for all combinations initiated after June 30, 2001, and No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"), effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statement. Other intangible assets will continue to be amortized over their useful lives.

     The Company will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. Application of the non-amortization provisions of SFAS 142 is expected to result in a decrease in amortization expense of approximately $4,000,000 ($0.37 per share) pre-tax per year. During 2002, the Company will perform the first of the required impairment tests of goodwill and indefinite lived intangible assets as of January 1, 2002. Based on steps the Company has taken to prepare for the adoption of Statement 142, it is likely that between $35 and $45 million of the goodwill related to the acquisitions completed by the Company will be impaired using the impairment test required by Statement 142. The impairment that is required to be recognized when adopting Statement 142 will be reflected as the cumulative effect of a change in accounting principle in the first quarter of 2002. The Company plans to complete the measurement of the impairment loss in 2002.

     In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144") which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of", and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations for a Disposal of a Segment of a Business". The Company is required to adopt SFAS 144 in the first quarter of 2002. The Company does not expect the adoption of this statement to have a material effect on its financial position and results of operations.

       Item 7A. Quantitative and Qualitative Disclosures About Market Risk

     Headway is exposed to changes in interest rates primarily from its long-term debt arrangements. Under its current policies, Headway uses interest rate derivative instruments to manage exposure to interest rate changes. As of December 31, 2001, Headway had one interest rate exchange agreement converting $30.0 million of variable rate borrowings under the senior credit agreement to a fixed rate of 6.868% per annum plus the applicable margin, expiring in 2002.

     Headway is exposed to credit  loss in the event of  non-performance  by the
counter-party,  a  large  financial  institution.   However,  Headway  does  not
anticipate nonperformance by the counter-party.

               Item 8. Financial Statements and Supplementary Data

     The consolidated financial statements and supplementary data of Headway appear at the end of this report beginning with the Index to Consolidated Financial Statements on page 21.

            Item 9. Changes In and Disagreements With Accountants on
                       Accounting and Financial Disclosure

     There were no changes in or disagreements with Headway's independent auditors during the preceding two calendar years.

                                    PART III

           Item 10. Directors and Executive Officers of the Registrant

     Information required by "Item 10. Directors and Executive Officers of the Registrant," is incorporated by reference to the proposed caption "Directors and Executive Officers" in the definitive proxy statement of Headway for the 2002 annual meeting of stockholders.

                         Item 11. Executive Compensation

     Information required by "Item 11. Executive Compensation," is incorporated by reference to the proposed caption "Executive Compensation" in the definitive proxy statement of Headway for the 2002 annual meeting of stockholders.

     Item 12. Security Ownership of Certain Beneficial Owners and Management

     Information required by "Item 12. Security Ownership of Certain Beneficial Owners and Management," is incorporated by reference to the proposed caption "Security Ownership of Management and Principal Stockholders" in the definitive proxy statement of Headway for the 2002 annual meeting of stockholders.

             Item 13. Certain Relationships and Related Transactions

     Information required by "Item 13. Certain Relationships and Related Transactions," is incorporated by reference to the proposed caption "Certain Relationships and Related Transactions" in the definitive proxy statement of Headway for the 2002 annual meeting of stockholders.

                                     Part IV

    Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

Financial Statements and Financial Statement Schedules

     The information required by this subsection of this item is presented in the index to the financial statements on page 21.

Reports on Form 8-K

     No reports on Form 8-K were filed by Headway during the last calendar quarter of 2001.

Exhibits

      Copies of the following documents are included as exhibits to this report pursuant to Item 601 of Regulation S-K.

Exhibit No. Title of Document                                      Location

    3.1     Certificate of Incorporation (1)                       Ex. No. 1

    3.2     By-Laws (1)                                            Ex. No. 2

    3.3     By-Law Amendments (2)                                  Ex. No. 5

    4.1     Series F Preferred Stock Designation (2)               Ex. No. 4
              for an aggregate of 850,000 shares

    4.6     Securities Purchase Agreement dated March 19, 1998 (2) Ex. No. 6

    4.7     Registration Rights Agreement dated March 19, 1998 (2) Ex. No. 7

    4.8     Indenture dated March 19, 1998 (2)                     Ex. No. 8

    4.9     Fourth Supplemental Indenture, dated as of August 24,  Ex. No. 4.1
              2001 (3)

   4.10     Limited Waiver and Amendment dated as of August 24,    Ex. No. 4.3
              2001 (3)

   4.11     Form of Senior Subordinated Note (2)                   Ex. No. 9

   4.12     Guaranty Agreement dated March 19, 1998 (2)            Ex. No. 10

   4.13     Credit Agreement dated March 19, 1998, including       Ex. No. 11
              Exhibit A - Commitment Percentage, and
              Exhibit F - Form of Revolving Note (2)

   4.14     Seventh Amendment and Limited Waiver to Credit         Ex. No. 4.2
              Agreement dated as of August 24, 2001, to the Credit
              Agreement dated as of March 19, 1998 (3)

   4.15     Guaranty Agreement dated March 19, 1998 (2)            Ex. No. 12

   4.16     Security Agreement dated March 19, 1998 (2)            Ex. No. 13

   4.17     Pledge Agreement dated March 19, 1998 (2)              Ex. No. 14

   4.18     LC Account Agreement dated March 19, 1998 (2)          Ex. No. 15

   4.19     Intellectual Property Security Agreement dated         Ex. No. 16
              March 19, 1998 (2)

   21.1     Subsidiaries of Headway (4)                            Ex. No. 16


(1) These exhibits are included in Headway's annual report on Form 10-KSB, for the fiscal year ended December 31, 1996, and filed with the Securities and Exchange Commission on March 27, 1997, and are incorporated herein by this reference. The reference under the column "Location" is to the exhibit number in the report on Form 10-KSB.

(2) These exhibits are included in Headway's current report on Form 8-K, dated March 19, 1998, and filed with the Commission on April 3, 1998, and are incorporated herein by this reference. The reference under the column "Location" is to the exhibit number in the report on Form 8-K.

(3) These exhibits are included in Headway's quarterly report on Form 10-Q, for the quarter ended September 30, 2001, and filed with the Securities and Exchange Commission on November 14, 2001, and are incorporated herein by this reference. The reference under the column "Location" is to the exhibit number in the report on Form 10-Q.

(4) This exhibit is included in Headway's annual report on Form 10-K for the fiscal year ended December 31, 2000, and filed with the Securities and Exchange Commission on March 30, 2001, and is incorporated herein by this reference. The reference under the column "Location" is to the exhibit number in the report on Form 10-K.

                                   Signatures

     Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          Headway Corporate Resources, Inc.



Date:  April 17, 2002                     By: /s/ Barry S. Roseman
                                                Barry S. Roseman, President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Dated: April 17, 2002           /s/ Gary S. Goldstein
                                Gary S. Goldstein, Principal Executive Officer
                                  and Director


Dated: April 17, 2002           /s/ Barry S. Roseman
                                Barry S. Roseman, President and Director


Dated: April 17, 2002           /s/ Philicia G. Levinson
                                Philicia G. Levinson, Senior Vice President
                                  and Chief Financial Officer

Dated: April 17, 2002           /s/ G. Chris Andersen
                                G. Chris Andersen, Director


Dated: April 17, 2002           /s/ E. Garrett Bewkes, III
                                E. Garrett Bewkes, III, Director


Dated: April 17, 2002           /s/ Ehud D. Laska
                                Ehud D. Laska, Director


Dated: April 17, 2002           /s/ Richard B. Salomon
                                Richard B. Salomon, Director

                         Form 10-K Item 14(a)(1) and (2)

               Headway Corporate Resources, Inc. and Subsidiaries




         List of Financial Statements and Financial Statement Schedules

The following consolidated financial statements of Headway Corporate Resources, Inc. and Subsidiaries are included in Item 8:

Report of Independent Auditors...............................................F-2

Consolidated Balance Sheets as of December 31, 2001 and 2000.................F-3
Consolidated Statements of Income for the years ended
  December 31, 2001, 2000 and 1999...........................................F-4
Consolidated Statements of Stockholders' Equity
  for the years ended December 31, 2001, 2000 and 1999.......................F-5
Consolidated Statements of Cash Flows for the years ended
  December 2001, 2000 and 1999...............................................F-8
Notes to Consolidated Financial Statements...................................F-9


The following consolidated financial statement schedule of Headway Corporate Resources, Inc. and Subsidiaries is included in Item 14(a)(2):

Schedule II - Valuation and Qualifying Accounts.............................F-30

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

                         Report of Independent Auditors


To the Board of Directors and Stockholders
Headway Corporate Resources, Inc.

We have audited the accompanying consolidated balance sheets of Headway Corporate Resources, Inc. and Subsidiaries (the "Company") as of December 31,
2001 and 2000, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Headway Corporate Resources, Inc. and Subsidiaries at December 31, 2001 and 2000, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States.

                                                               ERNST & YOUNG LLP

New York, New York
March 1, 2002, except for the second paragraph of Note 1, and the fifth paragraph of Note 8, as to which the date is April 17, 2002

               Headway Corporate Resources, Inc. and Subsidiaries

                           Consolidated Balance Sheets
                             (Dollars in Thousands)

                                                             December 31
                                                           2001      2000
                                                        -------------------
Assets
Current assets:
  Cash and cash equivalents                             $  8,641  $  1,549
  Accounts  receivable, trade, net of allowance for
   doubtful accounts of $1,430 (2001) and $1,156 (2000)   37,713    53,714
  Prepaid expenses and other current assets                2,181     1,151
  Deferred financing costs, current                          979         -
  Prepaid and refundable income taxes                      4,279       900
                                                        -------------------
Total current assets                                      53,793    57,314

Property and equipment, net                                5,691     6,016
Intangibles, net of accumulated amortization of
  $14,865 (2001) and $10,825 (2000)                       87,313    88,374
Deferred financing costs                                     509     1,308
Other assets                                               1,858     1,174
                                                        -------------------
Total assets                                            $149,164  $154,186
                                                        ===================

Liabilities and stockholders' equity Current liabilities:
  Accounts payable                                      $  1,302  $  3,576
  Accrued expenses                                         7,848     4,853
  Accrued payroll                                          8,319    17,248
  Capital lease obligations, current portion                 224       377
  Earnouts payable                                         1,287     3,803
                                                        -------------------
Total current liabilities                                 18,980    29,857

Capital lease obligations, less current portion              111       291
Long-term debt                                            82,000    69,700
Deferred rent                                              1,073     1,143
Deferred income taxes                                        307       456
Other liabilities                                            264         -

Commitments and contingencies

Preferred stock--$.0001 par value, 5,000,000 shares
authorized:
  Series F, convertible preferred stock--$.0001 par
   value, 1,000 shares authorized, 0 and 1,000 shares
   issued and outstanding (aggregate liquidation value
   $20,000) as of December 31, 2001 and 2000, respectively     -    20,000
  Series G, convertible preferred stock--$.0001 par value,
   1,000 shares authorized, 1,000 and 0 shares issued  and
   outstanding   (aggregate   liquidation  value  $20,000)
   as of  December  31, 2001 and 2000, respectively       20,000         -

Stockholders' equity:
  Common  stock--$.0001  par  value,  20,000,000  shares
   authorized, 10,914,627 shares issued and
   outstanding at December 31, 2001 and 11,589,727             1         1
   shares issued and outstanding at December 31, 2000
  Additional paid-in capital                              18,268    20,379
  Treasury stock, at cost                                      -    (3,211)
  Notes receivable                                           (71)      (84)
  Deferred compensation                                     (382)     (497)
  Retained earnings                                        9,220    16,399
  Other comprehensive (loss)                                (607)     (248)
                                                        -------------------
Total stockholders' equity                                26,429    32,739
                                                        -------------------
Total liabilities and stockholders' equity              $149,164  $154,186
                                                        ===================

See accompanying notes.

               Headway Corporate Resources, Inc. and Subsidiaries

                      Consolidated Statements of Operations
                  (Dollars in Thousands, except per share data)

                                                  Year ended December 31
                                                2001       2000       1999
                                              --------------------------------

Revenues                                      $323,037  $371,115   $360,742
Operating expenses:
  Direct costs                                 253,354   272,872    274,360
  Selling, general and administrative           62,587    74,690     63,349
  Termination of employment contract                -         -       2,329
  Depreciation and amortization                  5,787     5,337      4,411
                                              --------------------------------
                                               321,728   352,899    344,449
                                              --------------------------------
Operating income                                 1,309    18,216     16,293

Other (income) expenses:
  Interest expense                              10,879     8,049      6,331
  Interest income                                 (113)     (105)      (122)
                                              --------------------------------
                                                10,766     7,944      6,209
                                              --------------------------------
(Loss) income before income tax (benefit)
  expense                                       (9,457)   10,272     10,084

Income tax (benefit) expense                    (3,778)    4,388      4,299
                                              --------------------------------
Net (loss) income                               (5,679)    5,884      5,785

Preferred dividend requirements                 (1,500)   (1,414)    (1,100)
                                              --------------------------------
Net (loss) income available for common
  stockholders                                $ (7,179) $  4,470   $  4,685
                                              ================================

Basic (loss) earnings per common share:       $   (.67) $    .42   $    .46
                                              ================================

Diluted (loss) earnings per common share      $   (.67) $    .41   $    .40
                                              ================================

See accompanying notes.

               Headway Corporate Resources, Inc. and Subsidiaries

                 Consolidated Statements of Stockholders' Equity
                    (Dollars in Thousands, except share data)

                                                  Series F
                                                Convertible                       Additional
                                              Preferred Stock     Common Stock     Paid-in
                                              --------------- ------------------- ---------
                                              Shares  Amount   Shares     Amount   Capital
                                              ---------------------------------------------

Balance at December 31, 1998                  1,000   $20,000  10,419,220  $  1    $ 15,779
  Repayment of notes receivable                   -         -           -     -
  Issuance of stock for acquisitions              -         -     425,110     -       1,969
  Exercise of options                             -         -     403,231     -       1,597
  Issuance of common stock to an officer for
   services                                       -         -     125,000     -         475
  Amortization of stock-based compensation        -         -           -     -           -

  Preferred stock dividends                       -         -           -     -           -
  Treasury stock                                  -         -           -     -           -
  Comprehensive income:
  Translation adjustment                          -         -           -     -           -
  Net income                                      -         -           -     -           -
  Comprehensive income                            -         -           -     -
                                              ---------------------------------------------
Balance at December 31, 1999                  1,000    20,000  11,372,561     1      19,820
  Repayment of notes receivable                   -         -           -     -           -
  Issuance of stock for acquisitions              -         -     157,166     -         416
  Issuance of common stock to an
   employee for services                          -         -      60,000     -         143
  Amortization of stock-based compensation        -         -           -     -           -
  Preferred stock dividends                       -         -           -     -           -
  Treasury stock                                  -         -           -     -           -
  Comprehensive income:
  Translation adjustment                          -         -           -     -           -
  Net income                                      -         -           -     -           -
  Comprehensive income                            -         -           -     -           -
                                              ---------------------------------------------
Balance at December 31, 2000                  1,000    20,000  11,589,727     1      20,379
  Retirement of treasury stock                    -         -    (675,100)    -      (3,211)
  Repayment of notes receivable                   -         -           -     -           -
  Amortization of stock-based compensation        -         -           -     -           -
  Preferred stock dividends                       -         -           -     -           -
  Issuance of warrants                            -         -           -     -       1,100
  Transfer to temporary equity               (1,000)  (20,000)          -     -           -
  Comprehensive (loss):
  Translation adjustment                          -         -           -     -           -
  Cumulative effect of change in accounting       -         -           -     -           -
   for derivative financial  instrument,
   net of applicable income tax of $187
  Change in fair value of derivative, net of      -         -           -     -           -
   applicable income tax of $12
  Net (loss)                                      -         -           -     -           -
  Comprehensive (loss)                            -         -           -     -           -
                                              ---------------------------------------------
Balance at December 31, 2001                      -   $     -  10,914,627  $  1    $ 18,268
                                              =============================================

See accompanying notes.

               Headway Corporate Resources, Inc. and Subsidiaries

                 Consolidated Statements of Stockholders' Equity
                    (Dollars in Thousands, except share data)

                                              Treasury Stock
                                           -------------------     Notes     Deferred
                                            Shares     Amount   Receivable Compensation
                                           --------------------------------------------

Balance at December 31, 1998                 (57,200) $   (290)  $   (172) $      -
  Repayment of notes receivable                    -         -         46         -
  Issuance of stock for acquisitions               -         -          -         -
  Exercise of options                              -         -          -         -
  Issuance of common stock to an officer for
   services                                        -         -          -      (475)
  Amortization of stock-based compensation         -         -          -        35
  Preferred stock dividends                        -         -          -         -
  Treasury stock                            (612,900)   (2,901)         -         -
  Comprehensive income:
  Translation adjustment                           -         -          -         -
  Net income                                       -         -          -         -
  Comprehensive income                             -         -          -         -
                                           ---------------------------------------------
Balance at December 31, 1999                (670,100)   (3,191)      (126)     (440)
  Repayment of notes receivable                    -         -         42         -
  Issuance of stock for acquisitions               -         -          -         -
  Issuance of common stock to an
   employee for services                           -         -          -      (143)
  Amortization of stock-based compensation         -         -          -        86
  Preferred stock dividends                        -         -          -         -
  Treasury stock                              (5,000)      (20)         -         -
  Comprehensive income:
  Translation adjustment                           -         -          -         -
  Net income                                       -         -          -         -
  Comprehensive income                             -         -          -         -
                                          ---------------------------------------------
Balance at December 31, 2000                (675,100)   (3,211)       (84)     (497)
  Retirement of treasury stock               675,100     3,211          -         -
  Repayment of notes receivable                    -         -         13         -
  Amortization of stock-based compensation         -         -          -       115
  Preferred stock dividends                        -         -          -         -
  Issuance of warrants                             -         -          -         -
  Transfer to temporary equity                     -         -          -         -
  Comprehensive (loss):
  Translation adjustment                           -         -          -         -
  Cumulative effect of change in accounting
   for derivative financial instrument,
   net of applicable income tax of $187            -         -          -         -
  Change in fair value of derivative,
   net of applicable income tax of $12             -         -          -         -
  Net (loss)                                       -         -          -         -
  Comprehensive (loss)                             -         -          -         -
                                          ---------------------------------------------
Balance at December 31, 2001                       -   $     -   $    (71) $   (382)
                                          =============================================

See accompanying notes.

               Headway Corporate Resources, Inc. and Subsidiaries

                             (Dollars in Thousands)



                                                      Other        Total
                                         Retained Comprehensive Stockholders'
                                         Earnings Income (Loss)   Equity
                                         -----------------------------------

Balance at December 31, 1998             $ 7,244    $     9     $ 42,571
  Repayment of notes receivable                -          -           46
  Issuance of stock for acquisitions           -          -        1,969
  Exercise of options                          -          -        1,597
  Issuance of common stock to an
   officer for services                        -          -            -
  Amortization of stock-based
   compensation                                -          -           35
  Preferred stock dividends               (1,100)         -       (1,100)
  Treasury stock                               -          -       (2,901)
  Comprehensive income:
  Translation adjustment                       -         (1)          (1)
  Net income                               5,785          -        5,785
                                                               ------------
  Comprehensive income                         -          -        5,784
                                        -----------------------------------
Balance at December 31, 1999               11,929         8        48,001
  Repayment of notes receivable                -          -           42
  Issuance of stock for acquisitions           -          -          416
  Issuance of common stock to an
   employee for services                       -          -            -
  Amortization of stock-based
   compensation                                -          -           86
  Preferred stock dividends               (1,414)         -       (1,414)
  Treasury stock                               -          -          (20)
  Comprehensive income:
  Translation adjustment                       -       (256)        (256)
  Net income                               5,884          -        5,884
                                                               ------------
  Comprehensive income                         -          -        5,628
                                        -----------------------------------
Balance at December 31, 2000              16,399       (248)      52,739
  Retirement of treasury stock                 -          -            -
  Repayment of notes receivable                -          -           13
  Amortization of stock-based compensation     -          -          115
  Preferred stock dividends               (1,500)         -       (1,500)
  Issuance of warrants                         -          -        1,100
  Transfer to temporary equity                 -          -      (20,000)
  Comprehensive (loss):
  Translation adjustment                       -        (95)         (95)
  Cumulative effect of change in accounting
   for derivative financial instrument,
   net of applicable income tax of $187        -       (248)        (248)
  Change in fair  value of  derivative,
   net of applicable income tax of $12         -        (16)         (16)
  Net (loss)                              (5,679)         -       (5,679)
                                                               ------------
  Comprehensive (loss)                         -          -       (6,038)
                                        -----------------------------------
Balance at December 31, 2001            $  9,220   $   (607)   $  26,429
                                        ===================================
See accompanying notes.

               Headway Corporate Resources, Inc. and Subsidiaries

                      Consolidated Statements of Cash Flows

                             (Dollars in Thousands)

                                                  Year ended December 31
                                                   2001    2000     1999
                                                 --------------------------

Operating activities
Net (loss) income                               $(5,679)  $ 5,884 $ 5,785
Adjustments to reconcile net (loss) income to
  net cash provided by operating activities:
  Depreciation and amortization, including        7,218     5,864   4,798
   deferred financing costs
  Amortization of deferred compensation             115        86      35
  Provision for bad debt                            611       297     504
  Deferred income taxes                            (149)      403     513
  Changes in assets and liabilities, net of
   effects of acquisitions:
   Accounts receivable                           15,229      (732) (4,584)
   Prepaid expenses and other current assets         33      (181)    (36)
   Other assets                                    (667)     (199)    (98)
   Accounts payable and accrued expenses             43     2,224    (425)
   Accrued payroll                               (8,838)    3,102     749
   Income taxes payable                          (3,358)   (1,378)    500
   Deferred rent                                    (70)     (103)     (5)
                                                 --------------------------
Net cash provided by operating activities         4,488    15,267   7,736
                                                 --------------------------
Investing activities
Expenditures for property and equipment          (1,442)   (1,750) (1,919)
Repayment from notes receivable                      13        42      46
Cash paid for acquisitions                       (5,638)   (7,787)(17,164)
                                                 --------------------------
Net cash used in investing activities            (7,067)   (9,495)(19,037)

Financing activities
Net change in revolving credit line              12,300    (3,050) 11,950
Repayment of long-term debt                           -      (152)   (157)
Payment of capital lease obligations               (333)     (426)   (213)
Payments of loan acquisition fees                (1,610)     (289)   (176)
Payment of other loans                                -    (1,020)      -
Proceeds from exercise of options                     -         -   1,597
Purchase of treasury stock                            -       (20) (2,901)
Cash dividends paid                                (750)   (1,039) (1,100)
                                                 --------------------------
Net cash provided by (used in) financing
  activities                                      9,607    (5,996)  9,000

Effect of exchange rate changes on cash and
  cash equivalents                                   64       (94)     11
                                                 --------------------------
Increase (decrease) in cash and cash equivalents  7,092      (318) (2,290)
Cash and cash equivalents at beginning of year    1,549     1,867   4,157
                                                 --------------------------
Cash and cash equivalents at end of year        $ 8,641   $ 1,549 $ 1,867
                                                 ==========================

Supplemental disclosure of cash flow information
Cash paid during the year for:
  Interest                                      $ 8,074   $ 8,511 $ 5,901
                                                 ==========================
  Income taxes                                  $   844   $ 5,388 $ 3,176
                                                 ==========================

Supplemental disclosure of noncash investing and financing activities

In 1999, the Company issued common stock valued at $475,000 for services. In 2000 and 1999 the Company issued 157,166 and 425,110 shares of its common stock valued at $416,000 and $1,969,000 respectively, for acquisitions.

In 2001, the Company did not purchase any property and equipment under capital leases. In 2000 and 1999, the Company purchased property and equipment under capital leases amounting to approximately $136,000 and $198,000, respectively.


See accompanying notes.

               Headway Corporate Resources, Inc. and Subsidiaries

                                December 31, 2001

1. Organization and Basis of Presentation

Headway Corporate Resources, Inc. and its wholly owned subsidiaries (the "Company") provide strategic staffing solutions and personnel worldwide. Its operations include information technology staffing, temporary staffing, human resource staffing, permanent placement and executive search. Headquartered in New York, the Company has temporary staffing offices in California, Connecticut, Florida, New Jersey, North Carolina, Virginia, and Texas and executive search offices in New York, Illinois, the United Kingdom, Japan, Hong Kong, Singapore and Australia.

The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As more fully described in Note 8, the Company was in default on its Senior Credit Facility, Senior Subordinated Notes and Series G Convertible Preferred Stock as of December 31, 2001. On April 17, 2002, the Senior Credit Facility was amended, including an extension of the expiration date of the Senior Credit Facility to June 30, 2003, and waivers for the events of default on the Senior Subordinated Notes and Series G Convertible Preferred Stock were obtained.

2. Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of Headway Corporate Resources, Inc. and its subsidiaries after elimination of intercompany accounts and transactions.

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

Foreign Currency Translation

Balance sheet accounts of the Company's United Kingdom, Asian and Australian subsidiaries are translated using year-end exchange rates. Statement of operations accounts are translated at monthly average exchange rates. The resulting translation adjustment is reported as other comprehensive income
(loss) in stockholders' equity. Foreign exchange gains and losses for all the years presented were not significant.

Goodwill

Goodwill is amortized utilizing the straight-line method over periods of 20 to 30 years. The Company periodically evaluates the carrying value and the periods of amortization of goodwill based on the current and expected future un-discounted cash flow from operations of the entities giving rise to the goodwill to determine whether events and circumstances warrant revised estimates of carrying value or useful lives. No such write-downs have been made.

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

Fair Value of Financial Instruments

The carrying amount of the Company's cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximates fair value. It is not practicable to estimate the fair value of the borrowings under the Senior Credit Facility and Senior Subordinated Notes and the Series G Preferred Stock. (See Note 8).

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Segment Information

The Company reports segment information in accordance with Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("Statement 131"). Statement 131 establishes standards for the way companies report information about operating segments in annual financial statements. Statement 131 also establishes standards for related disclosures about products and services, geographic areas, and major customers (see Note 16).

Stock-Based Compensation

The Company grants stock options for a fixed number of shares to employees with an exercise price equal to the fair value of the shares at the date of grant. The Company accounts for stock option grants in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related

               Headway Corporate Resources, Inc. and Subsidiaries interpretations because the Company believes the alternative fair value accounting provided for under FASB Statement No. 123, "Accounting for
Stock-Based Compensation" ("SFAS 123"), requires the use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized on the date of grant.

New Accounting Standards

In June 2001, the Financial Accounting Standards Board ("FASB") issued Statements of Financial Accounting Standards No. 141, "Business Combinations", effective for all combinations initiated after June 30, 2001, and No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"), effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statement. Other intangible assets will continue to be amortized over their useful lives.

The Company will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. Application of the non-amortization provisions of SFAS 142 is expected to result in a decrease in amortization expense of approximately $4,000,000 ($0.37 per share) pre-tax per year. During 2002, the Company will perform the first of the required impairment tests of goodwill and indefinite lived intangible assets as of January 1, 2002. Based on steps the Company has taken to prepare for the adoption of Statement 142, it is likely that between $35 and $45 million of the goodwill related to the acquisitions completed by the Company will be impaired using the impairment test required by Statement 142. An impairment that is required to be recognized when adopting Statement 142 will be reflected as the cumulative effect of a change in accounting principle in the first quarter of 2002. The Company plans to complete the measurement of the impairment loss in 2002.

In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144") which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of", and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations for a Disposal of a Segment of a Business". The Company is required to adopt SFAS 144 in the first quarter of 2002. The Company does not expect the adoption of this statement to have a material effect on its financial position and results of operations.

               Headway Corporate Resources, Inc. and Subsidiaries

3. Property and Equipment

Property and equipment consists of the following:

                                                 December 31
                                              2001         2000
                                          --------------------------

Leasehold improvements                      $1,720,000   $1,667,000
Furniture and fixtures                       1,884,000    1,844,000
Office and computer equipment                8,141,000    6,890,000
                                          --------------------------
                                            11,745,000   10,401,000
Less accumulated depreciation and
  amortization                               6,054,000    4,385,000
                                          --------------------------
                                            $5,691,000   $6,016,000
                                          ==========================


4. Related Party Transactions

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

During the years ended December 31, 2001, 2000 and 1999, the Company incurred fees of approximately $61,000, $204,000 and $304,000, respectively, for legal services to an entity, whose partner is a member of the Company's Board of Directors.

5. Acquisitions

In connection with acquisitions the Company made in 1997 and 1998, in addition to the purchase price paid at closing, the Company was obligated to pay additional cash and common stock earnout consideration to the sellers based on future earnings. In 2001, 2000 and 1999, additional consideration of approximately $3,200,000, $7,847,000 and $12,363,000 was recorded, respectively. As consideration for a portion of the earnouts recorded in 2000 and 1999, the Company issued 80,710 and 80,710 shares of the Company's common stock, valued at $333,333 and $333,333, respectively.

In June 1999, the Company acquired substantially all of the assets of a division of a North Carolina corporation and, in November 1999, the Company acquired all

               Headway Corporate Resources, Inc. and Subsidiaries
of the outstanding stock of a United Kingdom executive placement and management advisory company. The purchase price for these acquisitions of approximately $8,707,000, including earn-outs, net of adjustments, recorded in 2001 and 2000 of $(234,000) and $215,000, and exceeded the fair value of the net assets acquired resulting in goodwill of approximately $8,317,000. A portion of the purchase price for the United Kingdom acquisition consisted of 344,400 shares of the Company's common stock valued at $1,691,000, which were issued at the time of the acquisition. In December 2000, the Company issued an additional 76,456 shares valued at $83,000 to the former shareholders of the United Kingdom company acquired, as additional earnout consideration.

The aforementioned acquisitions have been accounted for as purchases and have been included in the Company's operations from the dates of the respective purchases. Any additional purchase price based on future earnings related to the aforementioned acquisitions will be recorded as additional goodwill upon the determination that the earnouts have been met. The amortization of goodwill for the years ended December 31, 2001, 2000 and 1999 was approximately $4,013,000, $3,917,000 and $3,280,000, respectively.

The pro forma unaudited consolidated results of operations for the year ended December 31, 1999, assuming consummation of the aforementioned transactions as of the beginning of 1999 is as follows (in thousands, except for per share data):


Total revenue                                      $ 370,038
Net income                                             6,493
Net income available for common stockholders           5,393

Earnings per share:
Basic                                                  $0.52
                                                ===============
Diluted                                                $0.45
                                                ===============


6. Termination of Employment Contract

In March 1999, the Company incurred costs of $2,329,000 associated with the termination of an employment contract.

7. Derivative Financial Instruments

As of January 1, 2001, the Company adopted Financial Accounting Standards Board Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, (Statement 133) which was issued in June 1998.

The Company accounted for the accounting change as a cumulative effect of a change in an accounting principle. The adoption of Statement 133 resulted in a

               Headway Corporate Resources, Inc. and Subsidiaries cumulative effect of an accounting change of $248,000, net of an applicable income tax benefit of $187,000, which was recognized as a charge to other comprehensive income.

The Company uses interest rate swap contracts for hedging purposes. The Company had entered into interest rate swap agreements that effectively converted a portion of its floating-rate debt to a fixed-rate basis through April 18, 2002, thus reducing the impact of interest-rate changes on future interest expense. Approximately $30,000,000 of the Company's outstanding debt was designated as the hedged item to an interest rate swap agreement at December 31, 2001. At December 31, 2001, the fair value of the interest rate swap contract amounted to approximately $463,000. The Company is exposed to credit loss in the event of non-performance by the counter party, a large financial institution. However, the Company does not anticipate non-performance by the counter party. For interest rate swaps, the net amounts paid or received and net amounts accrued through the end of the accounting period were included in interest expense. Unrealized gains or losses on interest rate swap contracts were not recognized in income. During the year ended December 31, 2001, the Company recognized a change in fair value of the derivative of $16,000 related to the change in fair value of the interest rate swap contract net of applicable income taxes of $12,000 as a component of other comprehensive income.

8. Long-Term Debt and Credit Facilities

In March 1998, the Company completed a financing totaling $105,000,000 consisting of a $75,000,000 senior credit facility ("the Senior Credit Facility"), $10,000,000 of senior subordinated notes (the "Senior Subordinated Notes"), and $20,000,000 of Series F Convertible Preferred Stock (see Note 9).

In August 2000, the credit facility was amended and the amount that could be borrowed was reduced to $85,000,000. In August 2001, the Company further amended the Senior Credit Facility and obtained a waiver regarding compliance with certain financial ratios, which the Company had failed as of June 30, 2001, reducing the amount that could be borrowed from $85,000,000 to $72,000,000. The amended credit facility required, among other things, that the Company negotiate an extended payment schedule in connection with an earnout payment related to a prior acquisition, by October 31, 2001. The Company did not complete this negotiation in the required time frame and was, therefore, in default of its Senior Credit Facility. The negotiation with the shareholders of the prior acquisition has since been completed. In addition, the Company failed to comply with certain financial ratios during the fourth quarter of 2001, creating an event of default under the Senior Credit Facility, the Indenture for the Senior Subordinated Notes and the Certificate of Designations for the Preferred Stock as of December 31, 2001.

As of December 31, 2001, $72,000,000 in aggregate principal amount was outstanding under the Senior Credit Facility, which was to mature on April 18,

               Headway Corporate Resources, Inc. and Subsidiaries

2002 (see below). Substantially all assets of the Company have been pledged as collateral for the senior credit facility.

As of December 31, 2001, $10,000,000 in aggregate principal amount was outstanding under the Senior Subordinated Notes and $20,000,000 in face amount of Series G Convertible Preferred Stock of the Company (the "Preferred Stock") was outstanding. The senior subordinated notes are payable in March 2006 and bear interest at 12% per annum until March 2001, increasing to 14% per annum thereafter. In January 2001, the terms of the senior subordinated notes were amended, including increasing the effective interest rate to 13% until March 2001 and 15% thereafter. In August 2001, the Company entered into a Limited Waiver and Amendment with the Senior Subordinated Notes Holders and the Preferred Stockholders, which provided the following:

(a.i) A waiver of the events of default on the Senior Subordinated Notes from April 1, 2001 through the "Bank Maturity Date", defined as the earliest of (1) April 18, 2002, (2) the termination or expiration of the amendment to the Senior Credit Facility dated August 23, 2001, (3) the date on which all indebtedness under the Senior Credit Facility is repaid or refinanced, or (4) the acceleration of any indebtedness under the Senior Credit Facility. Since the Company was in default as of December 31, 2001, the waiver was nullified.
(a.ii) A waiver of the payment of interest (but not the accrual of interest) under the Senior Subordinated Notes from April 1, 2001 through the Bank Maturity Date.
(a.iii) A waiver of the Preferred Stock events of default and a waiver of the payment of dividends (but not the accrual of dividends) on the Preferred Stock from April 1, 2001 through the Bank Maturity Date.
(a.iv) If all interest accrued on and prior to April 1, 2002 is not paid in full in cash by such date, then the interest rate on the Senior Subordinated Notes will be increased to 20% per annum commencing on July 1, 2001. Such increase has since been waived.
(a.v) If all dividends on the Preferred Stock accrued on or before January 2, 2002 are not paid in full in cash by such date then the annual dividend rate will be increased to 9% commencing at such time and further increased to 10% by April 1, 2002 if payment is not made. Such dividends were not paid before April 1, 2002.
(a.vi) If all interest on the Senior Subordinated Notes and dividends on the Preferred Stock accrued on and prior to (a) January 2, 2002 have not been paid in full in cash by such date, then the conversion price of the Preferred Stock shall be reduced to $2.75 per share at such time and prior to (b) April 1, 2002 have not been paid in full in cash by such date, then the conversion price of the Preferred Stock shall be further reduced at such time to $1.00 per share. The ability of the holders of the Preferred Stock to fully convert their shares is contingent upon an increase in the Company's authorized number of shares of Common Stock, which requires common stockholders' approval ("Common Stockholders Approval"). Such interest and dividends were not paid before April 1, 2002, and accordingly the conversion price for the Series G Stock is now $1.00 per share.

               Headway Corporate Resources, Inc. and Subsidiaries

(a.vii) The issuance of (1) warrants in the aggregate, immediately exercisable into 1,000,000 shares of the Company's common stock at an exercise price of $1.10 per share (the "First Series G Warrants") and (2) warrants in the aggregate exercisable into 1,150,000 (the "Second Series G Warrants") and 850,000 (the "Third Series G Warrants") shares of the Company's common stock at exercise prices of $.01 and $3.05 per share, respectively (collectively, the "Series G Warrants"). The
          Second Series G Warrants and the Third Series G Warrants became exercisable on January 2, 2002 because the Company did not make certain payments and meet certain other obligations. The issuance of the Series G Warrants resulted in estimated deferred financing costs based on the fair value of the warrants of $1,100,000, which is being amortized through April 2002.
(a.viii) Required maintenance of a certain amount of EBITDA, as defined, and maximum amounts of capital expenditures. Such EBITDA requirement was not met as of December 31, 2001.
(a.ix) In the event that as of April 1, 2002, (i) all payments accrued on and prior to such date have not been paid in full in cash by such date and
          (ii) the Common Stockholders Approval has not been obtained, the Preferred Stockholders and Senior Subordinated Note holders would receive alternative consideration to be negotiated with the Company, provided unless otherwise agreed, such compensation would include a decrease of the exercise price of all Series G Warrants to $.01 per share (see below). Such payments have not been made and Common Stockholders Approval has not been obtained.
(a.x) The exchange of the Series F Preferred Stock into an equal number of shares of a newly created Series G Convertible Preferred Stock. Such exchange took place as of September 7, 2001. The Series G Preferred Stock has the same features as the Series F Preferred Stock, other than the reduction in the conversion price under the conditions described above.

On April 17, 2002, the Senior Credit Facility and Senior Subordinated Notes were amended and the Company entered into the Second Limited Waiver with the Senior Subordinated Notes Holders and the Preferred Stockholders, which provided the following:

(i)       An extension of the Senior Credit  Facility  maturity date to June 30,
          2003.
(ii) A waiver of the events of default on the Senior Subordinated Notes from March 31, 2002 through the "Recap Amendment Termination Date", defined as the earliest of (1) June 30, 2003 or such earlier on date on which the Senior Indebtedness may mature; (2) the date on which all amounts due under the Senior Credit Facility shall have been paid in full in cash; (3) the date on which the Senior Credit Facility is amended or modified in a manner that (A) increases the Base Rate, the Default Rate, the Applicable Margin or any other interest rate on the Senior Indebtedness (B) decreases the PIK Amount (C) increases the amount of fees or other payments due to the Agent or any Lender under the Senior Credit Facility (other than increases made in connection with events of default under the Senior Credit Facility that do not

               Headway Corporate Resources, Inc. and Subsidiaries
          exceed, in the aggregate, 0.50% of the outstanding Senior Indebtedness), or (D) in consideration of which, the Agent (as defined in the Senior Credit Facility) or any Lender under the Senior Credit Facility is issued any additional equity interest in the Company; and
          (iv) the acceleration of any indebtedness under the Senior Credit Facility or the exercise of any rights or remedies by any of the Lenders under the Senior Credit Facility.
(iii) A waiver of the payment of interest (but not the accrual of interest) under the Senior Subordinated Notes from March 31, 2002 through the Recap Amendment Termination Date.
(iv) A waiver of the Preferred Stock events of default and a waiver of the payment of dividends (but not the accrual of dividends) on the Preferred Stock from March 31, 2002 through the Recap Amendment Termination Date.
(v) A waiver of the increase in interest rate on the Senior Subordinated Notes from 15% to 20% retroactive to July 1, 2001.
(vi) An adjustment to the exercise price of the First Series G Warrants and the Third Series G Warrants to $0.25 per share.
(vii) Required maintenance of certain amounts of EBITDA, as defined, and maximum amounts of capital expenditures, as defined.
(viii) That the Company take all actions necessary to obtain Common Stockholder Approval at a stockholder meeting to be held no later than July 15, 2002, subject to extension under certain circumstances.
(ix) That the Company issue warrants to purchase 2,455,522 shares of common stock at $0.25 per share to the lenders in connection with the amendment of its Senior Credit Facility.

As of December 31, 2001, the unpaid aggregate dividend for the second, third and fourth quarters of 2001 was $1,125,000 and the unpaid interest on the Senior Subordinated Notes was $1,125,000, and are included in accrued expenses.

In connection with an acquisition made in July 1997, the Company entered into a $451,000 note payable to the seller. This note was payable in six equal semi-annual installments commencing in January 1998 with interest at 6% per annum. The note was repaid during 2000.

9. Stockholders' Equity

In March 1998, the Company authorized and issued 1,000 shares of Series F Convertible Preferred Stock for $20,000,000. The Series F Convertible Preferred Stock is non-voting, accrues dividends at the rate of 5.5% (increased to 7.5% in March 2000) per annum and was convertible into common stock at an initial conversion price of $5.58 per share (the market value of the Company's common stock at closing). On September 7, 2001, the Series F Convertible Preferred Stock were exchanged into an equal number of the newly created Series G
Convertible Preferred Stock. Expenses in connection with the issuance of the preferred stock amounted to $1,367,000 and were accounted for as share issuance expenses.

               Headway Corporate Resources, Inc. and Subsidiaries

During July 2001, guidance was issued in Emerging Issue Task Force Topic No. D-98, "Classification and Measurement of Redeemable Securities", which requires preferred securities that are redeemable for cash or other assets to be classified outside of permanent equity if they are redeemable (1) at a fixed or determinable price on a fixed or determinable date; (2) at the option of the holder; or (3) upon the occurrence of an event that is not solely within the control of the issuer. The Company adopted this announcement during the quarter ended September 30, 2001. The Series F and Series G Convertible Preferred Stock requires redemption for cash upon the occurrence of a change of control, as defined. The change of control event which triggers redemption at the option of the holder is not deemed solely within the control of the Company. Accordingly, the Company has classified the Series G Convertible Preferred Stock outside of permanent stockholders' equity on the December 31, 2001 balance sheet. The change in classification has been applied retroactively and the December 31, 2000 balance sheet was restated with respect to the Series F Convertible Preferred Stock.

In May 1996, the Company loaned a total of $507,000 to ten employees of the Company at an interest rate of 8% per annum, payable quarterly over a term of five years. The funds were used by the employees to purchase a total of 2,170 shares of the Company's Series A Convertible Preferred Stock, (which was subsequently converted into common stock), from the then current Series A Convertible Preferred Stock stockholder. The loans outstanding ($71,000 at December 31, 2001) are collateralized by common stock.

In September 1998, the Company authorized a stock repurchase program of up to 1,000,000 shares of the Company's common stock. The Company did not make any purchases under this program in 2001. In 2000 and 1999, the Company repurchased 5,000 and 612,900 shares of the Company's common stock for approximately $20,000 and $2,901,000, respectively.

At December 31, 2001, approximately 9,825,000 shares of common stock have been reserved for future issuance as follows:

  Convertible Preferred Stock                       3,584,000
  Series G Warrants                                 3,000,000
  Stock Incentive Plan (see Note 10)                3,241,000
                                                   -----------
                                                    9,825,000
                                                   ===========

At December 31, 2001, the Series G Warrants are fully vested and have exercise prices of $0.01 to $0.25 per share. The First Series G Warrants expire on the

               Headway Corporate Resources, Inc. and Subsidiaries
later of  September  7, 2006 and the date on which all  principal,  premiums and interest on the Subordinated Notes has been paid in full and all of the Preferred Stock has been redeemed or converted. The Second Series G Warrants and the Third Series G Warrants expire on the later of January 2, 2007 and the date on which all principal, premiums and interest on the Subordinated Notes has been paid in full and all of the Preferred Stock has been redeemed or converted. During 2001, no warrants were exercised and approximately 270,000 warrants expired. During 2000, no warrants were exercised and approximately 102,000 warrants that were issued upon the conversion of Series D convertible preferred stock were cancelled.

10. (Loss) Earnings Per Share

The following table sets forth the computation of basic and diluted (loss) earnings per share for the years ended December 31, 2001, 2000 and 1999:

                                           2001          2000          1999
                                       -----------------------------------------
 Numerator:
   Net (loss) income                   $(5,679,000)    $5,884,000    $5,785,000
   Preferred stock dividend
    requirements                        (1,500,000)    (1,414,000)   (1,100,000)
                                       -----------------------------------------
   Numerator for basic (loss)
    earnings per share - net (loss)
    income available for common
    stockholders                        (7,179,000)     4,470,000     4,685,000

   Effect of dilutive securities:
    Preferred dividend requirements             -       1,414,000     1,100,000
                                       -----------------------------------------
 Numerator for diluted (loss)
   earnings per share - net (loss)
   income available for common stock-
   holders after assumed conversions   $(7,179,000)    $5,884,000    $5,785,000
                                       =========================================

               Headway Corporate Resources, Inc. and Subsidiaries

 Denominator:
   Denominator for basic (loss)
    earnings per                         10,729,627    10,590,461    10,287,978
    share - weighted average shares
   Effect of dilutive securities:
    Stock options, warrants and
      restricted shares                           -        74,142       456,477
    Convertible preferred stock                   -     3,584,299     3,584,299
                                       -----------------------------------------
    Dilutive potential common stock               -     3,658,441     4,040,776
                                       -----------------------------------------
 Denominator for diluted (loss)
   earnings per share - adjusted
   weighted-average shares and assumed
   conversions                           10,729,627    14,248,902    14,328,754
                                       =========================================
 Basic (loss) earnings per share         $     (.67)   $      .42    $      .46
                                       =========================================
 Diluted (loss) earnings per share       $     (.67)   $      .41    $      .40
                                       =========================================

The calculation of diluted (loss) earnings per share excludes potential common shares. During the year ended December 31, 2001, Series F and Series G preferred stock, restricted common stock, warrants and stock options were outstanding that would be dilutive (aggregating 3,865,934 shares), but were excluded because to include them would be antidilutive.

11. Income Taxes

Pre-tax (loss) income from foreign operations was $(1,053,000), $1,718,000, and $(225,000) for the years ended December 31, 2001, 2000 and 1999, respectively.

Income tax expense from continuing operations consists of the following:

                                         Year ended December 31
                                    2001          2000          1999
                               -------------------------------------------
 Current:
   Domestic                     $(3,745,000)    $3,368,000    $3,771,000
   Foreign                          116,000        443,000        15,000
                               -------------------------------------------
                                 (3,629,000)     3,811,000     3,786,000
                               -------------------------------------------
 Deferred expense:
   Domestic                          50,000        577,000       513,000
   Foreign                         (199,000)             -             -
                               -------------------------------------------
 Total deferred expense            (149,000)       577,000       513,000
                               -------------------------------------------
                                $(3,778,000)    $4,388,000    $4,299,000
                               ===========================================

               Headway Corporate Resources, Inc. and Subsidiaries

The components of deferred tax assets and liabilities are as follows:

                                              December 31
                                           2001          2000
                                      -----------------------------
 Deferred tax assets:
   Deferred rent                       $  462,000     $  486,000
   Allowances for doubtful accounts       559,000        438,000
   NOL Carryforwards                      932,000              -
    Other                                  47,000         34,000
                                      -----------------------------
                                        2,000,000        958,000
 Deferred tax liabilities:
   Depreciation                          (216,000)      (123,000)
   Intangibles                         (2,091,000)    (1,228,000)
   Cash to accrual adjustments                  -        (63,000)
   Other                                        -              -
                                      -----------------------------
                                       (2,307,000)    (1,414,000)
                                      -----------------------------
                                      $  (307,000)    $ (456,000)
                                      =============================

A reconciliation of the statutory Federal income tax rate to the effective rates is as follows:

                                        Year ended December 31
                                       2001      2000      1999
                                     ------------------------------

 Statutory rate                         (34)%      34%       34%
 State and local income taxes
   (net of federal tax benefit)          (7)        7         7
 Other                                    1         2         2
                                     ------------------------------
 Effective tax rate                     (40)%      43%       43%
                                     ==============================

The Company has federal and state net operating losses in the current year of approximately $10,500,000, which will be carried back for federal tax purposes and carried forward for state tax purposes.

               Headway Corporate Resources, Inc. and Subsidiaries

12. Stock Incentive Plan

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

                                       Number of   Weighted Average
                                        Shares      Exercise Price
                                     --------------------------------

 Outstanding at December 31, 1998     1,968,129       $  4.16
 Granted                                560,000          4.76
 Canceled                              (139,667)         4.14
 Exercised                             (403,231)         3.47
                                     --------------
 Outstanding at December 31, 1999     1,985,231          4.47
 Granted                                282,500          3.34
 Canceled                              (345,000)         4.59
                                     --------------
 Outstanding at December 31, 2000     1,922,731          4.27
 Granted                                 20,000          0.60
 Canceled                               (95,950)         5.23
                                     --------------
 Outstanding at December 31, 2001     1,846,781          4.19
                                     ==============

 Exercisable at December 31, 1999     1,111,620          3.98
                                     ==============
 Exercisable at December 31, 2000     1,276,896          4.13
                                     ==============
 Exercisable at December 31, 2001     1,460,948          4.20
                                     ==============

Options granted vest equally over three years or cliff vest at the end of a three-year term and are exercisable for a period not to exceed ten years from the date of grant. Information regarding options outstanding under the Plan at December 31, 2001 is as follows:

                                           Weighted-
                               Weighted-   Average                   Weighted-
Exercise         Number of     Average     Remaining    Number of    Average
Price            Options       Exercise    Contractual  Options      Exercise
Range            Outstanding   Price       Life         Exercisable  Price
------------------------------------------------------------------------------

$ 0.60             20,000      $ 0.60      9.7 years       20,000    $0.60
  2.38 - 3.50     558,000        2.81      4.4 years      496,333     2.84
  3.62 - 5.38   1,112,231        4.37      6.6 years      788,064     4.36
  5.50 - 8.00      72,500        6.30      6.7 years       72,500     6.30
  9.88             84,050        9.88      6.6 years       84,050     9.88
                ---------                               ---------
                1,846,781                               1,460,948
                =========                               =========

               Headway Corporate Resources, Inc. and Subsidiaries

13. Stock-Based Compensation

Pro forma information regarding net (loss) income and (loss) earnings per share is required by SFAS 123 and has been determined as if the Company had accounted for its employee stock options under the fair value method of SFAS 123. The fair value for these options was estimated at the date of grant using a Black-Scholes option-pricing model with the following weighted-average assumptions:

                                     Year ended December 31
                                  2001        2000        1999
                               ------------------------------------
 Assumptions
 Risk-free rate                   4.61%       6.72%        5.83%
 Dividend yield                      0%          0%           0%
 Volatility factor of the
   expected market price of
   the Company's common stock      .47         .70          .68
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

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the vesting period of the options. The Company's pro forma information is as follows:

                                          Year ended December 31
                                    2001            2000          1999
                               -------------------------------------------
 Pro forma net (loss) income
   available for common         $(7,462,000)     $4,039,000    $5,243,000
   stockholders
 Pro forma earnings per share:
   Basic                            (.70)             .38          .40
   Diluted                          (.70)             .38          .36

The weighted average fair value of options granted during the years ended December 31, 2001, 2000 and 1999 was $0.28, $2.12 and $2.93 respectively. The weighted average remaining contractual life of options exercisable at December 31, 2001 is 5.43 years.

               Headway Corporate Resources, Inc. and Subsidiaries

14. Commitments and Contingencies

The Company leases office space under operating leases which have various expiration dates through October 2009. The leases provide for additional rent based on increases in operating costs and real estate taxes. The Company also leases equipment under capital leases expiring at various times through January 2004.

Future minimum lease payments at December 31, 2001 under capital leases and noncancelable operating leases (shown net of $563,000 of sublease income per annum through 2009) with remaining terms of one year or more are as follows:

                                         Capital        Operating
                                         Leases          Leases
                                     --------------------------------

 2002                                     246,000       2,880,000
 2003                                     111,000       2,218,000
 2004                                       5,000       1,681,000
 2005                                           -       1,211,000
 2006                                           -       1,125,000
 Thereafter                                     -       1,285,000
                                     --------------------------------
 Total minimum lease payments             362,000     $10,400,000
                                                     ================
 Less amounts representing interest        27,000
                                     ----------------
 Present value of net minimum
   lease payments                         335,000
 Less current portion                     224,000
                                     ----------------
 Long-term portion                      $ 111,000
                                     ================

Included in property and equipment at December 31, 2001 and 2000 are equipment recorded under capital leases with a cost of $1,170,000 and $1,635,000, respectively, and accumulated depreciation and amortization of $693,000 and $692,000, respectively. Amortization of equipment recorded under capital leases is included with depreciation expense.

Rent expense, including escalation charges, and net of sublease income of $563,000, $514,000 and $498,000 for the years ended December 31, 2001, 2000 and
1999 were $3,070,000, $2,976,000 and $2,634,000, respectively.

The Company has letters of credit outstanding aggregating $1,750,000 in connection with various guarantees relating to its workers compensation insurance policy, office leases and capital leases. The amount was reduced to $1,687,000 in January 2002.

In February 1999, a lawsuit was filed in the Superior Court of California alleging breach of contract, interference with prospective business relations,

               Headway Corporate Resources, Inc. and Subsidiaries misappropriation of trade secrets and unfair competition. In February 2002, the lawsuit was settled. The settlement did not have a material effect on the financial position, results of operations or cash flows of the Company.

In May 2000, a lawsuit was filed in the Judicial District Court of Dallas County, Texas alleging breach of contract, fraud, negligence, negligent retention and supervision, civil conspiracy and harmful access by computer. Plaintiffs have alleged damages in the amount of $10 million. Headway believes the claims are unfounded and intends to defend itself vigorously.

The Company is party to litigation arising out of the normal course of its business. In the opinion of management, all matters are without merit or are of such kind or involve such amounts, as would not have a material adverse effect on the financial position, results of operations or cash flows of the Company.

15. Retirement Plan

The Company has a 401(k) plan covering substantially all its domestic employees. The plan does not require a matching contribution by the Company.

16. Segment Information

Major Customers

For the year ended December 31, 2001, one staffing services customer accounted for 12% of the Company's revenues. For the year ended December 31, 2000, no customer accounted for more than 10% of the Company's revenues. For the year ended December 31, 1999, one staffing services customer accounted for 11% of revenues.

Geographic Information

For the years ended December 31, 2001, 2000 and 1999, the Company derived substantially all of its revenues from businesses located in the United States, and no other country accounted for more than 10% of the Company's revenues.

               Headway Corporate Resources, Inc. and Subsidiaries

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

                                       Year ended December 31, 2001
                                                Executive
                                    Staffing    Search
                                    Services    Services      Total
                                   -------------------------------------
                                          (Dollars in Thousands)

Revenues                            $296,921     $26,116    $323,037
Depreciation and amortization          4,979         808       5,787
Interest expense                       9,203         443       9,646
Interest income                          (41)          -         (41)
Segment (loss) income before
  income tax (benefit) expense        (7,824)      1,496      (6,328)
Income tax (benefit) expense          (3,244)        688      (2,556)
Segment (loss) profit                 (4,580)        808      (3,772)
Segment assets                       120,419      19,579     139,998
Expenditures for long lived assets     1,157         285       1,442


                                       Year ended December 31, 2000
                                              Executive
                                   Staffing   Search
                                   Services   Services       Total
                                   -------------------------------------
                                          (Dollars in Thousands)

Revenues                            $333,465     $37,650    $371,115
Depreciation and amortization          4,479         858       5,337
Interest expense                       6,818         253       7,071
Interest income                          (98)          -         (98)
Segment income before income tax
  expense                              6,141       8,127      14,268
Income tax expense                     2,641       3,413       6,054
Segment profit                         3,500       4,714       8,214
Segment assets                       128,478      23,356     151,834
Expenditures for long lived assets     1,435         315       1,750

               Headway Corporate Resources, Inc. and Subsidiaries

16. Segment Information (continued)

                                       Year ended December 31, 1999
                                                Executive
                                    Staffing    Search
                                    Services    Services      Total
                                   -------------------------------------
                                          (Dollars in Thousands)

Revenues                            $334,743     $25,999    $360,742
Depreciation and amortization          3,930         481       4,411
Termination of employment contract     2,329           -       2,329
Interest expense                       5,801           8       5,809
Interest income                          (89)        (18)       (107)
Segment income before income tax
  expense                              6,371       6,616      12,987
Income tax expense                     2,785       2,748       5,533
Segment profit                         3,586       3,868       7,454
Segment assets                       127,518      19,392     146,910
Expenditures for long lived assets     1,538         381       1,919




                                          Year ended December 31
                                      2001        2000         1999
                                   -------------------------------------
                                          (Dollars in Thousands)

Reconciliation to net income
Total (loss) profi for
  reportable segments                $(3,772)    $ 8,214     $ 7,454
Unallocated amounts:
  Interest expense                    (1,233)       (978)       (522)
  Interest income                         72           7          15
  Corporate overhead                  (1,968)     (3,025)     (2,396)
  Income tax benefit                   1,222       1,666       1,234
                                   -------------------------------------
Net (loss) income                    $(5,679)     $5,884     $ 5,785
                                   =====================================

                                               December 31
                                      2001        2000         1999
                                   -------------------------------------
                                          (Dollars in Thousands)
Reconciliation to total assets
Total assets for reportable
  segments                          $139,998    $151,834    $146,910
Other assets                           9,166       2,352       1,509
                                   -------------------------------------
Total assets                        $149,164    $154,186    $148,419
                                   =====================================

               Headway Corporate Resources, Inc. and Subsidiaries

17. Quarterly Results of Operations (Unaudited)

The following is a summary of the quarterly results for the years ended December 31, 2001 and 2000.

                                        2001 Quarter Ended
                       ------------------------------------------------------
                           March         June      September     December
                       ------------------------------------------------------
                            (Dollars in Thousands, except per share data)
Revenues                   $89,713     $ 83,181      $76,140       $74,003
Operating Income (Loss)      5,755          370         (557)       (4,259)
Net Income (Loss)            1,984         (906)      (2,017)       (4,740)
Net Income (Loss) available
  for common stockholders:
     -Basic                  $ .15       $ (.12)      $ (.22)       $ (.48)
                             =====       =======      =======       =======
     -Diluted                $ .14       $ (.12)      $ (.22)       $ (.48)
                             =====       =======      =======       =======




                                        2000 Quarter Ended
                       ------------------------------------------------------
                           March         June      September     December
                       ------------------------------------------------------
                            (Dollars in Thousands, except per share data)
Revenues                  $96,315      $96,655      $91,678       $86,467
Operating Income            4,998        5,187        3,674         4,357
Net Income                  1,819        1,802          870         1,393
Net Income available for
  common stockholders:
     -Basic                 $ .14        $ .14        $ .05         $ .10
                            =====        =====        =====         =====
     -Diluted               $ .13        $ .13        $ .05         $ .10
                            =====        =====        =====         =====

                 Schedule II - Valuation And Qualifying Accounts

               Headway Corporate Resources, Inc. and Subsidiaries

                                December 31, 2001



------------------------------------------------------------------------------------------------
COL. A                         COL. B                 COL. C           COL. D          COL. E
------------------------------------------------------------------------------------------------
                                                     Additions
                                               ---------------------
                               Balance at      Charged to   Charged                    Balance
                               Beginning to    Costs and    to Other   Deductions(a)   at End
Description                    of Period       Expense      Accounts                   of Period
-------------------------------------------------------------------------------------------------


Year Ended December 31, 2001:
  Deducted from asset account
  Allowance for doubtful       $1,156,000      $611,000     $    -     $337,000        $1,430,000
   accounts


Year Ended December 31, 2000:
  Deducted from asset account
  Allowance for doubtful
  accounts                     $  958,000      $297,000     $    -     $99,000         $1,156,000


Year Ended December 31, 1999:
  Deducted from asset account
  Allowance for doubtful
  accounts                     $  593,000      $504,000     $    -     $139,000         $958,000



(a)  Uncollectible accounts written off.