Form 10-K/A
period 2001-12-31
HEADWAY CORPORATE RESOURCES INC
filed 2002-04-30
CIK 914435

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-K/A
                                 Amendment No. 1

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

      Common Stock, Par Value $0.0001           American StocExchange

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

                       DOCUMENTS INCORPORATED BY REFERENCE

     This Amendment No. 1 to the Annual Report on Form 10-K of Headway Corporate Resources, Inc., for the year ended December 31, 2001, is filed to present the information required by Part III of Form 10-K, including Item 10. Directors and Executive Officers of the Registrant, Item 11. Executive Compensation, Item 12. Security Ownership of Certain Beneficial Owners and Management, and Item13. Certain Relationships and Related Transactions. Further, Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K, is amended solely to add certain exhibits. Incorporated herein by this reference is the 2001 Form 10-K containing Items 1 through 10 of Form 10-K filed with the Securities and Exchange Commission on April 19, 2002.

                                TABLE OF CONTENTS

ITEM NUMBER AND CAPTION                                                     Page

Part III
10.   Directors and Executive Officers of the Registrant                       3

11.   Executive Compensation                                                   5

12.   Security Ownership of Certain Beneficial Owners and Management          11

13.   Certain Relationships and Related Transactions                          13

Part IV
14.   Exhibits, Financial Statement Schedule, and Reports on Form 8-K         16

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

                                    PART III
           Item 10. Directors and Executive Officers of the Registrant

Directors and Officers

     The table on the following page sets forth the names, ages, and positions with Headway for each of the directors and officers of Headway. The Board of Directors is divided into three classes, and only one class of directors is elected at each annual meeting of stockholders. The table indicates the class of which each director is a member and the year in which his term expires based on the class.

Name                         Age       Positions (1)                 Term Ends

Gary S. Goldstein             47       Chairman, Chief Executive      Class 1
                                       Officer and Director             2002

Barry S. Roseman              48       President, Chief Operating     Class 1
                                       Officer    and    Treasurer,     2002
                                       Director

G. Chris Andersen             63       Director                       Class 3
                                                                        2003

E. Garrett Bewkes, III        51       Director                       Class 2
                                                                        2004

Ehud D. Laska                 52       Director                       Class 2
                                                                        2004

Richard B. Salomon            54       Director                       Class 3
                                                                        2003

Jamie Schwartz                34       Executive  Vice   President,     N/A
                                        Chief Operating Officer
                                        of HCSS and Secretary

Philicia G. Levinson          38       Senior Vice President,           N/A
                                        Chief Financial Officer

-------------------------------------------

(1) All executive officers are elected by the Board and hold office until the next Annual Meeting of stockholders and until their successors are elected and qualify.

     The following is information on the business experience of each director and officer.

     Gary S. Goldstein has served in a number of executive positions with Headway and its predecessors over the past fifteen years, including, Chairman, President, and Chief Executive Officer. He is currently a director and executive officer of each of Headway's subsidiary corporations. Mr. Goldstein has extensive experience in human resource recruitment within all areas of the financial services industry. Prior to entering the recruitment industry, Mr. Goldstein was on the audit and consulting staffs of Arthur Andersen & Co., in
New York. Mr. Goldstein is an active member of the Young Presidents' Organization, Inc., and serves on its Metro Division Board of Directors. He is also an active member of The Brookings Council of the Brookings Institution, The Presidents Association of the American Management Association, and is listed in Who's Who in Finance and Industry.

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

     G. Chris Andersen became a director of Headway in June 1995. He is one of the founders of Andersen, Weinroth & Co., L.P., a merchant banking firm, which commenced operations in January 1996. For over five years prior to 1996, Mr. Andersen served as the Vice Chairman of PaineWebber Incorporated. Mr. Andersen also serves as a director of two other public companies, TEREX Corporation and Millennium Cell.

     E. Garrett Bewkes, III, became a director of Headway in March 1998 pursuant to the terms of the new financing obtained by Headway in that month. From November 1995 to the present he has served as a Managing Member of GarMark Associates L.L.C. He was a member of the Management Committee of Investcorp International, Inc., from March 1994 to November 1995, where he headed the North American Investment Group. Mr. Bewkes was with Bear Stearns and Co. Inc. for nine years prior to March 1994, most recently as Vice Chairman and Co-Head of Investment Banking.

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

     Jamie Schwartz was appointed Chief Operating Officer of Headway Corporate Staffing Services and Secretary in June 2000. Prior to this, he served as the National Vice President of Headway Corporate Staffing Services. He was hired by Irene Cohen Temps in December 1993, which was acquired by Headway Corporate Resources in December 1996 as Director of Technology. He has a BA in Economics from the University of Rochester and his MBA in Operations and Finance from the William E. Simon Graduate School of Business Administration.

     Philicia G. Levinson rejoined Headway as its Senior Vice President, Chief Financial Officer in October 2001. She originally joined the Company in December 1992 where she held a variety of positions until she was appointed Chief Financial Officer in 1999. From 1999 to 2001, she was Senior Vice President,

Chief Financial Officer of dreamlife, inc., an online company focusing on personal and professional improvement. Ms. Levinson received an MBA from Harvard Business School and a BA from the University of Virginia.

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

                         Item 11. Executive Compensation

Annual Compensation

     The table on the following page sets forth certain information regarding the annual and long-term compensation for services in all capacities to Headway for the prior fiscal years ended December 31, 2001, 2000, and 1999, of those persons who were either (i) the chief executive officer of Headway during the last completed fiscal year or (ii) one of the other four most highly compensated executive officers of Headway as of the end of the last completed fiscal year whose annual salary and bonuses exceeded $100,000 (collectively, the "Named Executive Officers").

                                                Annual Compensation
                                    ----------------------------------------------------
                                                                            Other Annual
Name and Principal Position   Year  Salary ($)   Commission ($)  Bonus ($)  Compensation


Gary S. Goldstein             2001     650,000    1,730,040 (1)         --        74,227
  Chairman, Chief             2000     650,000      462,425 (1)         --        64,752
  Executive Officer           1999     327,375           --        468,250        62,489

Barry S. Roseman              2001     350,000           --        150,000        27,458
  President, Chief            2000     350,000           --         50,000        25,390
  Operating Officer           1999     252,375           --        135,000        23,390

Jamie Schwartz                2001     243,333           --         25,000            --
  Executive Vice President,   2000     210,000           --         35,000            --
  Chief Operating Officer     1999     120,000           --         87,500            --
  of HCSS

(1)  Represents commissions on personal search revenue.

                                                           Long Term Compensation
                                            ----------------------------------------------------
                                                           Securities
                                            Restricted     Underlying      LTIP      All Other
Name and Principal Position          Year   Stock Awards  Options/SARs   Payouts    Compensation
                                                ($)           (#)          ($)          (2)

Gary S. Goldstein                    2001        --            --             --           --
  Chairman, Chief                    2000        --            --             --           --
  Executive Officer                  1999   593,750 (1)        --        350,000           --

Barry S. Roseman                     2001        --            --             --           --
  President, Chief                   2000        --            --             --           --
  Operating Officer                  1999        --            --        200,000           --

Jamie Schwartz                       2001        --            --             --       25,000
  Executive Vice President, Chief    2000        --        25,000             --       25,000
  Operating Officer of HCSS          1999        --        25,000             --       12,500

(1) Represents a restricted stock award of 125,000 shares of common stock approved in July 1999. The restrictions will lapse on the earlier of the date that the market price for the common stock of Headway achieves certain performance criteria or July 1, 2006.

(2) Represents a three year deferred compensation program.

Employment and Other Arrangements

     In August 2000, Headway implemented new base and annual incentive compensation arrangements for Messrs. Goldstein and Roseman on the recommendation of the Executive Compensation Committee, which were implemented retroactive to January 1, 2000. The long-term incentive plan implemented in 1999 did not change. The base salary of Mr. Goldstein increased to $650,000 and Mr. Roseman's salary increased to $350,000. The new annual incentive plan for Messrs. Goldstein and Roseman will pay to them annually up to $350,000 each based upon earnings per share performance against the budget. Additionally, because of his position as a recruiter for Headway's subsidiary, Whitney Partners, L.L.C., Gary S. Goldstein receives commissions on his personal search revenue. The new long-term incentive plan implemented in 1999 for the same individuals is a four-year plan with interim phasing. The first payment was in 2000 for 1998-1999 performance (two years). The second payment was scheduled to be made in 2001 for 1998-2000 performance (three years). This is followed by a payment scheduled to be made in 2002 for 1998-2001 performance (four years). All three plans use 1997 as the base year. These are performance unit plans with each unit in the described plans worth $1. Payment is predicated on Headway's performance versus a peer group of companies in terms of earnings per share and stock price. Thus, while the annual plan is based on absolute performance, the long-term plan is based on Headway's performance relative to its peer group. Messrs. Goldstein and Roseman may receive additional bonus or stock incentive compensation from time to time as determined by the Board of Directors on the recommendation of the Executive Compensation Committee.

     Headway maintains key-man life insurance on Gary S. Goldstein in the amount of $5,893,000, Barry S. Roseman in the amount of $1,868,000, and on the lives of three other employees in the amount of $2,228,000. All policies are owned by Headway, and Headway is the named beneficiary.

Defined Contribution Plan

     At January 1, 1998, Headway implemented a 401(k) retirement plan covering substantially all employees. The plan does not require matching contributions by Headway, and Headway made no contributions to the plan for 2001. Benefits payable to an employee under the plan are determined solely on the basis of the employee's contributions. Prior to 1998, Headway had four qualified 401(k) contribution plans for its employees. Under one plan, Headway was required to make matching contributions up to 25% of the amount contributed by the employees. Employees are fully vested on their contributions when made, and are fully vested on employer contributions after five years of service.

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

     The following table sets forth certain information with respect to unexercised options held by the Named Executive Officers as of December 31, 2001. No outstanding options held by the Named Executive Officers were exercised in 2001.

                              Number of Securities       Value of Unexercised
                             Underlying Unexercised      In-the-Money Options
Name and Principal                  Options               at FY End ($) (1)
    Position                     at FY End (#)
                           Exercisable/ Unexercisable Exercisable/ Unexercisable

Gary S. Goldstein
  Chairman, Chief                 355,000/-0-                  -0-/-0-
  Executive Officer

Barry S. Roseman
  President, Chief                150,000/-0-                  -0-/-0-
  Operating Officer

Jamie Schwartz
  Executive Vice  resident,     15,000/50,000                  -0-/-0-
  Chief Operating Officer
  of HCSS

------------------------------------------

(1) This value is determined on the basis of the difference between the fair market value of the securities underlying the options and the exercise price at fiscal year end. The fair market value of Headway's common stock at fiscal year end was $0.37, which is the last sale price on December 31, 2001.

Report of the Executive Compensation Committee of the Board Of Directors On Executive Compensation for Fiscal Year 2001

     The Executive Compensation Committee (the "Committee") of Headway's Board of Directors sets the salaries and other compensation of Headway's executive officers, including the Chairman and Chief Executive Officer and other Named Executive Officers. Compensation for these executive officers consists mainly of three items:

o Salaries, which are intended to be competitive, are not performance-based, as are the annual and long-term elements.

o Annual incentive awards are based on Headway performance versus standards adopted early in the year, which may include subjective factors. The Committee awarded Mr. Roseman $150,000 in subjective annual incentive compensation for FY 2001. Mr. Goldstein was awarded a 5% special commission increase ($300,000) on revenue received from one transaction. This was awarded for extraordinary effort on behalf of the Company.

o Long term incentive awards consist of stock options and performance unit awards. Based on the plan as described below, Mr. Roseman was entitled to receive a Long term incentive award of $50,000 for FY 2001, however, no Long term incentives were awarded or paid. No stock options were granted to any executive officers during FY 2001.

     The Committee put in place a new annual incentive plan and continued the long-term incentive plan adopted by the committee in 1999 for the Chairman/Chief Executive Officer and President/Chief Operating Officer. The annual incentive plan pays up to $350,000 to each executive based upon earnings per share performance versus the budget. Additionally, because of his position as a recruiter for Whitney, Gary S. Goldstein receives commissions on his personal search revenue. The bonus percentages are shown in the following table.

Actual EPS as a               Bonus:
percentage of Budget:

      75%                     $0
      80%                     $70,000
      85%                     $140,000
      90%                     $210,000
      95%                     $280,000
      100%                    $350,000

Mr. Goldstein's search revenue commission rate is as follows:

Revenue                   Commission
-------                   ----------
0-$500,000                10%
$500-000-$1,000,000       20%
Greater than $1,000,000   25%

     The long-term incentive plan for the Chief Executive Officer and Chief Operating Officer is a four-year plan with interim phasing. The first payment was in 2000 for 1998-1999 performance (two years). The second payment was scheduled to be made in 2001 for 1998-2000 performance (three years). This is followed by a payment scheduled to be made in 2002 for 1998-2001 performance (four years). All three plans use 1997 as the base year. These are performance unit plans with each unit in the described plans worth $1. Payment is predicated on Headway's performance versus a peer group of companies in terms of earnings per share and stock price. Thus, while the annual plan is based on absolute performance, the long-term plan is based on Headway's performance relative to its peer group. Threshold, target and maximums are shown below.

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

     Chief Executive Officer Compensation: The Committee set Mr. Goldstein's salary at $650,000 per annum effective January 1, 2000, this represents a $297,625 increase from his salary in effect since July 1, 1999. It was believed this adjustment was necessary based on competitive data.

     Chief Operating Officer Compensation: The Committee set Mr. Roseman's salary at $350,000 per annum effective January 1, 2000, this represents a $97,625 increase from his salary in effect since 1994. It was believed this adjustment was necessary based on competitive data.

     Subsequent Event: As disclosed in the Company's Annual Report on Form 10-K, discussions regarding the employment arrangements that will likely be required to induce the management team to commit to remain with the Company and to align their compensation incentives with the interests of the shareholders and creditors of the Company, have been held among representatives of the Company's Board of Directors, senior management as well as representatives of the senior debt holders and certain of the holders of the senior subordinated debt and the Preferred Stock. While no definitive agreement has been reached, it is expected that such employment arrangements would include base salaries and bonuses consistent with current levels, retention bonuses, and customary non-competition and non-solicitation provisions. In addition, it is expected that the Company would establish a new "Management Incentive Plan" ("MIP"). Under the MIP, the management group would receive, as incentive compensation, amounts based on the total realized by the Company in one or more liquidity transactions such as sales of assets, merger or sale of the entire company, or refinancing of the

Company's indebtedness: 10% between $40 and $75 million; 20% between $75 and $107.5 million; and, 30% above $107.5 million. The MIP would be in lieu of any other long-term incentive compensation plans. There are currently no employment agreements with the Company's senior management, and no assurance can be given that the Company and the executives will enter into such arrangements.

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

                                          Members of the Compensation Committee

                                          Ehud D. Laska, Chair
                                          G. Chris Andersen
                                          E. Garrett Bewkes, III


   Item 12. Security Ownership of Certain Beneficial Owners and Management

Principal Stockholders

     The following table sets forth as of April 24, 2002, the number and percentage of the outstanding shares of Common Stock that, according to the information supplied to Headway, were beneficially owned by each person who, to the knowledge of Headway, is the beneficial owner of more than 5% of the outstanding Common Stock. Except as otherwise indicated, the persons named in the table have sole voting and dispositive power with respect to all shares beneficially owned, subject to community property laws where applicable.

                                        Amount and Nature of
                                        Beneficial Ownership
                                        --------------------
                                     Common    Options, Warrants    Percent
                                     Shares     And Rights (1)    of Class (2)

Gary S. Goldstein                  1,877,005          355,000         19.8%
850 Third Avenue
New York, NY 10022

G. Chris Andersen (3)                669,165           25,000          6.4%
1330 Avenue of the Americas
New York, NY 10019

GarMark Partners, L.P. (4)               -0-       16,444,678         60.1%
1325 Avenue of the Americas
26th Floor
New York, NY 10019

Moore Global Investments, Ltd.(5)        -0-        6,155,367         36.1%
Remington Investment Strategies, L.P.
c/o Moore Capital
1251 Avenue of the Americas,
53rd Floor
New York, NY 10020

Banc of America Securities, LLC (6)      -0-        2,051,971         15.8%
9 West 57th Street
New York, NY  10019

Bank of America, N.A. (7)                -0-          613,881          5.3%
Bank of America Agency Services
901 Main Street
Dallas, TX  75202

FSC Corporation (7)                      -0-          859,433          7.3%
Fleet Bank, N.A.
Managed Assets Division
777 Main Street
Hartford, CT  06115

(1) These figures represent options and warrants that are vested or will vest within 60 days from the date as of which information is presented in the table.

(2) These figures represent the percentage of ownership of the named individuals assuming each of them alone has exercised his or her options, warrants, or conversion rights.

(3) The figure for Mr. Andersen includes 137,594 shares held by the G. Chris Andersen Family Foundation, of which Mr. Andersen is a trustee.

(4) GarMark Partners, L.P., is the holder of Series G Convertible Preferred Stock of Headway, which is convertible to 14,414,677 shares of Common Stock, although its ability to convert its shares of Series G Convertible Preferred Stock to Common Stock is contingent upon an increase in Headway's authorized number of common shares, which requires common stockholder aproval. GarMark Partner, L.P. also holds warrants convertible into 2,000,001 shares of common stock. E Garrett Bewkes, III, and Mark Solow are the Managing Members of GarMark Associates L.L.C., the general partner of GarMark Partners, L.P., and, therefore, these persons may be deemed to have shared voting and investment control with respect to such shares. Mr. Bewkes serves as a non-employee director of Headway, for which he is entitled to receive annually 5,000 options to purchase Common Stock. Mr. Bewkes has elected to have all such options issued to GarMark Partners, L.P., so the figure in the table includes the options.

(5) Moore Capital Management, Inc. ("MCM"), is the discretionary investment manager of Moore Global Investments, Ltd., a Bahamian corporation ("MGI"). MGI is the holder of Series G Convertible Preferred Stock of Headway, which is convertible to 4,432,427 shares of Common Stock, and warrants to purchase 614,970 shares of Common Stock. Moore Capital Advisors, LLC ("MCA"), is the discretionary investment manager and general partner of Remington Investment Strategies, L.P., a Delaware limited partnership ("RIS"). RIS is the holder of Series G Convertible Preferred Stock of Headway, which is convertible to 972,970 shares of Common Stock, and warrants to purchase 135,000 shares of Common Stock. Louis M. Bacon is the Chairman and Chief Executive Officer, director, and controlling equity owner of both MCM and MCA. Accordingly, Mr. Bacon and MCM, and Mr. Bacon and MCA may be deemed to have shared voting and investment control with respect to the shares held by MGI and RIS.

(6) Banc of America Securities, LLC, is the holder of Series G Convertible Preferred Stock of Headway, which is convertible to 1,801,942 shares of Common Stock. Banc of America Securities, LLC also holds warrants convertible into 250,029 shares of Common Stock.

(7) These figures represent warrants to purchase Common Stock that were granted in connection with the amendment of the Company's Senior Credit Facility completed on April 18, 2002.

Management

     The table on the following page sets forth as of April 24, 2002 the number and percentage of the outstanding shares of Common Stock which, according to the information supplied to Headway, were beneficially owned by (i) each person who is currently a director of Headway, (ii) each Named Executive Officer (as defined below), and (iii) all current directors and executive officers of Headway as a group. Except as otherwise indicated, the persons named in the table have sole voting and dispositive power with respect to all shares beneficially owned, subject to community property laws where applicable.

                                    Amount and Nature of
                                    Beneficial Ownership
                                   ------------------------
                                    Common      Options,    Percent of
                                    Shares      Warrants     Class (2)
                                              And Rights (1)

Gary S. Goldstein                  1,877,005     355,000       19.8%

Barry S. Roseman                     383,629     150,000        4.8%

G. Chris Andersen                    669,165      25,000        6.3%

E. Garrett Bewkes, III (3)               -0-  16,444,678       60.1%

Ehud D. Laska                         79,580      25,000        1.0%

Richard B. Salomon                    49,965      25,000        0.7%

Jamie Schwartz                           -0-      15,000        0.1%

Philicia G. Levinson                  66,621         -0-        0.6%

All Executive officers and         3,125,965   17,039,678      72.1%
  Directors as a Group (8 Persons)

--------------------------------------------

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

(3) The figure for options, warrants and rights includes the shares of GarMark Partners, L.P., because of the relationships described in Note (4) to the table for Principal Stockholders. See Note (4) to the table for Principal Stockholders for a description of the shares beneficially owned by GarMark Partners, L.P.

             Item 13. Certain Relationships and Related Transactions

     In March 1998, Headway obtained $105 million of financing consisting of $85 million in senior debt, $20 million of equity financing and $10 million of senior subordinated debt.

     The debt included a Senior Facility, which is now $72 million plus outstanding letters of credit for $1,687,000, under which Bank of America, N.A. (the successor to NationsBank, National Association) is a lender and acts as agent for a group of participating lenders (the "Senior Lenders"). The Senior Lenders include Fleet National Bank.

     The Senior Subordinated Debt was issued under an indenture to GarMark Partners, L.P. ("GarMark"), Moore Global Investments, Ltd. ("Moore"), Banc of America Securities, LLC ("BOA"), and Remington Investment Strategies, L.P. ("Remington"). Furthermore, GarMark, Moore, BOA, and Remington provided $20 million of equity financing through the purchase of 1,000 shares of Series F Convertible Preferred Stock of Headway ("Series F Stock"). GarMark, Moore, BOA, and Remington, purchased 666.67, 205, 83.33 and 45 shares of the Series F Stock, respectively. E Garrett Bewkes, III, a director of Headway, is a Managing Member of GarMark Associates L.L.C., the general partner of GarMark.

     As of June 30, 2001, Headway failed to comply with certain financial ratio covenants in the Senior Facility and Senior Subordinated Debt. As a result, Bank of America, as agent for the Senior Lenders issued a notice of payment blockage to prevent Headway from paying interest on the Senior Subordinated Debt. In June 2001, the board of directors determined not to declare a dividend on Headway's outstanding Series F Stock, believing that it was not in the interest of Headway to declare a dividend until the covenant defaults under the Senior Facility and Senior Subordinated Debt were resolved.

     In August 2001, Headway amended the Senior Facility and obtained a waiver of the financial ratio defaults. This amendment increased the margin for base rate loans and the letter of credit fee, added a default interest rate payable upon the occurrence of an event of default, required a partial pay down of the loan balance with Headway's cash balance over $8 million, terminated the obligation of the Senior Lenders to make further advances under the facility, modified certain financial covenants, and required Headway to negotiate an extended payment schedule for approximately $2.3 million of earn out payments due for prior acquisitions. Concurrently, Headway amended the terms of the Senior Subordinated Debt and exchanged all 1,000 shares of outstanding Series F Stock for an equal number of shares of Series G Convertible Preferred Stock (the "Series G Stock"). As a negotiated element of the transaction, we also issued to the holders of the Series G Stock:

     o Warrants to purchase an aggregate of 1,000,000 shares of our common stock at an exercise price of $1.10 per share that expire on the later of September 7, 2006 and the date on which all principal, premiums and interest on the Senior Subordinated Debt has been paid in full and all of the Preferred Stock has been redeemed or converted (the "First Series G Warrants");

     o Warrants to purchase an additional 1,150,000 shares at an exercise price of $0.01 per share exercisable from January 2, 2002, through the later of January 2, 2007 and the date on which all principal, premiums and interest on the Senior Subordinated Debt has been paid in full and all of the Preferred Stock has been redeemed or converted (the "Second Series G Warrants"); and,

     o Warrants to purchase an additional 850,000 shares at an exercise price of $3.05 per shares exercisable from January 2, 2002, through the later of January 2, 2007 and the date on which all principal, premiums and interest on the Senior Subordinated Debt has been paid in full and all of the Preferred Stock has been redeemed or converted (the "Third Series G Warrants").

The First Series G Warrants, Second Series G Warrants, and Third Series G Warrants are collectively referred to as the "Series G Warrants".

     Under the amendments to the Senior Subordinated Debt, Headway obtained waivers of the financial covenant and interest payment defaults, agreed to an increase in the note interest rate to 20 percent retroactive to July 1, 2001, if all interest accrued at April 1, 2002, was not paid in full as of that date, modified certain financial covenants, and agreed to negotiate for the payment of alternative consideration if all accrued payment obligations at April 1, 2002, were not paid as of that date, which, unless Headway and the holders thereof otherwise agreed, was to include a decrease in the exercise price of all Series G Warrants to $0.01 per share. Headway did not make any of the required interest or dividend payments.

     The Series G Stock issued to the former holders of the Series F Stock was convertible to common stock of Headway at a conversion price of $5.58 per share; provided, that the conversion price would decrease to $2.75 per share if all accrued interest on the Senior Subordinated Debt and accrued dividends on the Series G Stock was not paid in full as of January 2, 2002, and would decrease further to $1.00 per share if such interest and dividends was not paid in full as of April 1, 2002. Headway did not make any of the required interest or dividend payments, so the conversion price is now $1.00 per share.

     The Series G Stock is senior to the common stock with respect to payment of dividends and distributions in liquidation. Holders of the Series G Stock are entitled to receive dividends payable quarterly equal to 7.5 percent of the liquidation preference value of the Series G Stock, which is $20,000 per share or a total of $20 million; provided, that the dividend rate would increased to nine percent if all accrued dividends on the Series G Stock were not paid in full on January 2, 2002, and increase further to 10 percent if all such dividends were not paid in full as of April 1, 2002. Headway did not make the required interest or dividend payments, so the dividend rate is now 10 percent.

     No dividends or distributions may be made with respect to the common stock unless all dividend payments on the Series G Stock are current. Holders of Headway's Series G Stock have the right to elect one member of the board of directors and elect one-third of the board of directors so long as a default in dividend payments exists and is continuing.

     As of December 31, 2001, Headway failed to comply with certain financial ratio covenants in the Senior Facility and Senior Subordinated Debt. On April 17, 2002, Headway further amended and restated the Senior Facility and obtained a waiver of the financial ratio defaults, as well as an extension of the maturity date to June 30, 2003. This amendment further increased the margin for base rate loans and the letter of credit fee, required a partial pay down of the loan balance with Headway's cash balance over $8 million or if the accounts receivable balance falls below certain thresholds, modified certain financial covenants, and required us to issue warrants to the Senior Lenders to purchase an aggregate of 2,455,522 shares of our common stock at an exercise price of $0.25 per share exercisable through at least April 30, 2007, including warrants to purchase 613,881 shares issued to Bank of America and warrants to purchase 859,433 shares issued to FSC Corporation, the designee of Fleet National Bank. The holders of the warrants have the right to demand on four occasions that Headway register for resale under the Securities Act of 1933 the shares of common stock issuable under the warrants, all at Headway's expense. Furthermore, the holders have unlimited piggy-back registration rights.

     Concurrently, but effective as of March 31, 2002, Headway amended the terms of the Senior Subordinated Debt. As a negotiated element of the transaction, the exercise prices of the First Series G Warrants and the Third Series G Warrants was changed to $0.25 per share. Under the amendments to the Senior Subordinated Debt, Headway obtained waivers of the financial covenant and interest payment defaults, modified certain financial covenants, as well as continued deferral of interest and dividend payments through a date that is no later than June 30, 2003. As part of this transaction, the holders of the Senior Subordinated Debt agreed to the elimination of the requirement to pay five percent of additional interest on the Senior Subordinated Debt, which was to take effect retroactively as of July 1, 2001.

     Each of the Senior Facility, Senior Subordinated Debt, and Series G Stock contain covenants that require the lenders and equity owners to approve certain corporate transactions and activities, including, acquisitions in excess of specified limits, sales of substantial assets or subsidiaries, implementing additional debt facilities in excess of specified limits, sales of Headway securities in certain circumstances, amending Headway's charter documents, effecting or permitting a sale of Headway, issuing stock options and similar incentive arrangements involving Headway's securities, and other matters. The existence of these rights could inhibit the ability of Headway to effect or participate in transactions acceptable to Headway, but not the lenders or holders of the Series G Stock, or the ability of stockholders to participate in a transaction in which they might otherwise receive a premium for their shares over the then-current market price.

     Headway currently has 20,000,000 shares of common stock authorized, which are not enough shares to cover all the stock that could be issued under the instruments described above. Consequently, Headway agreed to submit to its stockholders by July 15, 2002, a proposal to amend its certificate of incorporation to increase the number of authorized shares of common stock to 80,000,000. Certain stockholders of Headway, including among others, Gary S. Goldstein, Barry S. Roseman, G. Chris Andersen, Ehud D. Laska, and Richard B. Salomon, entered into a voting agreement with the lenders and holders of the Series G Stock that commits them to vote 3,569,962 shares of common stock, or approximately 32.7 percent of the outstanding shares of common stock, in favor of the amendment.

     Headway agreed to pay to the Senior Lenders under the Senior Facility a waiver and amendment fee in the aggregate amount of $618,750, of which $368,750 was paid in August 2001, and the balance of $250,000 was due April 1, 2002. Such balance was paid on April 17, 2002, as part of the amendment to the Senior Facility. In connection with the amendment to the Senior Facility in April 2002, Headway also agreed to pay the Senior Lenders a deferred restructuring fee of approximately $2.2 million, which is payable on the maturity date and may be reduced or waived if certain conditions are met. An additional restructuring fee of $368,434 was paid to the Senior Lenders on April 17, 2002. In connection with the Second Limited Waiver, Headway agreed to pay to the holders of the Senior Subordinated Debt and Series G Stock a restructuring fee of approximately $175,000, which is payable on or before June 30, 2003.

                                     Part IV
        Item 14. Exhibits, Financial Statement Schedules, and Reports on
                                    Form 8-K

Exhibits

     Copies of the following documents are included as exhibits to this report pursuant to Item 601 of Regulation S-K.

Exhibit No. Title of Document                                        Location

    3.1     Certificate of Incorporation                             (1)

    3.2     By-Laws                                                  (1)

    3.3     By-Law Amendments                                        (2)

    4.1     Series F Preferred Stock Designation                     (2)

    4.2     Series G Preferred Stock Designation                     This Filing

    4.3     Form of Warrants issued September 7, 2001, exercisable   This Filing
              for an aggregate of 1,000,000 shares

    4.4     Form of Warrants issued September 7, 2001, exercisable   This Filing
              for an aggregate of 1,150,000 shares

    4.5     Form of Warrants issued September 7, 2001, exercisable   This Filing
              for an aggregate of 850,000 shares

    4.6     Securities Purchase Agreement dated March 19, 1998       (2)

    4.7     Registration Rights Agreement dated March 19, 1998       (2)

    4.8     Amended and Restated Indenture dated April 18, 2002      This Filing

    4.9     Amended and Restated Credit Agreement dated April 17,    This Filing
            2002, With Exhibits, Except Exhibit I (Exhibit 4.13 below) and Exhibit H (Exhibit 4.11 below)

   4.10     Voting Agreement dated April 17, 2002                    This Filing

   4.11     Form of Warrant issued April 17, 2002, to Senior         This Filing
            Lenders

   4.12     Registration Rights Agreement dated April 17, 2002       This Filing

   4.13     Second Limited Waiver dated April 17, 2002               This Filing

   21.1     Subsidiaries of Headway                                  (3)

   99.1     Form 10-KSB for the year ended December 31, 2001         This Filing

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

                                          Headway Corporate
Resources, Inc.


Date:  April 29, 2002                     By: /s/ Barry S. Roseman, President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Dated: April 29, 2002     /s/ Gary S. Goldstein, Principal Executive Officer
                              and Director

Dated: April 29, 2002     /s/ Barry S. Roseman, President and Director


Dated: April 29, 2002     /s/ Philicia G. Levinson, Senior Vice President
                              and Chief Financial Officer

Dated: April 29, 2002     /s/ G. Chris Andersen, Director


Dated: April 29, 2002     /s/ E. Garrett Bewkes, III, Director


Dated: April 29, 2002     /s/ Ehud D. Laska, Director


Dated: April 29, 2002     /s/ Richard B. Salomon, Director