Form 10-Q
period 2002-03-31
HEADWAY CORPORATE RESOURCES INC
filed 2002-05-15
CIK 914435

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

   [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

                For the quarterly period ended March 31, 2002

                                       OR

   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

                        For the transition period from to

                           Commission File No. 1-16025

                      HEADWAY CORPORATE RESOURCES, INC.
                      ---------------------------------
            (Exact name of registrant as specified in its charter)

                 DELAWARE                                 75-2134871
       (State of other jurisdiction         (I.R.S. Employer Identification No.)
    of incorporation or organization)

                 317 Madison Avenue, New York, New York 10017
                 --------------------------------------------
                   (Address of principal executive offices)

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

                                Yes [ ] No [ ]

                    APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 10,914,627 shares of common stock.

                                    FORM 10-Q
               HEADWAY CORPORATE RESOURCES, INC. AND SUBSIDIARIES

                                      INDEX

                                                                            Page

PART I.        Financial Information

Item 1.           Financial Statements                                         3

                  Consolidated Balance Sheets
                  March 31, 2002 (Unaudited) and December 31, 2001             3

                  Unaudited Consolidated Statements of Operations
                  Three Months Ended March 31, 2002 and 2001                   4

                  Unaudited Consolidated Statement of Stockholders' Equity
                  Three Months Ended March 31, 2002                            5

                  Unaudited Consolidated Statements of Cash Flows
                  Three Months Ended March 31, 2002 and 2001                   7

                  Notes to Consolidated Financial Statements                   8

Item 2.        Management's Discussion and Analysis of
               Financial Condition and Results of Operations                  13

Item 3.        Quantitative and Qualitative Disclosures About Market Risk     17

PART II.       Other Information                                              17

Signatures                                                                    18

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

Item 1. Financial Statements

               Headway Corporate Resources, Inc. and Subsidiaries

                           Consolidated Balance Sheets
                  (Dollars In Thousands, except for share data)

                                                             March 31,      December 31,
                                                               2002             2001
                                                           -----------------------------
Assets                                                      (Unaudited)
Current assets:
  Cash and cash equivalents                                   $    8,641      $  10,289
  Accounts receivable, trade, net                                 35,939         37,713
  Prepaid expenses and other current assets                        1,553          2,181
  Deferred financing costs, current                                  385            979
  Prepaid and refundable income taxes                              2,806          4,279
                                                           -----------------------------
Total current assets                                              50,972         53,793

Property and equipment, net                                        5,536          5,691

Goodwill                                                          42,366         87,313
Deferred financing costs                                             485            509
Other assets                                                       1,892          1,858
                                                           -----------------------------
Total assets                                                   $ 101,251     $  149,164
                                                           =============================
Liabilities and stockholders' equity
Current liabilities:
  Accounts payable                                              $    987      $   1,302
  Accrued expenses                                                 6,575          7,848
  Accrued payroll                                                  9,666          8,319
  Capital lease obligations, current portion                         208            224
  Earnouts payable                                                   927          1,287
                                                          ------------------------------
Total current liabilities                                         18,363         18,980

Capital lease obligations, less current portion                       75            111
Long-term debt                                                    82,000         82,000
Deferred rent                                                      1,014          1,073
Deferred income taxes                                                307            307
Other liabilities                                                     49            264

Commitments and contingencies
Preferred stock---$.0001 par value, 5,000,000 shares
authorized:                                                       21,622         20,000
  Series G, convertible preferred stock--$.0001 par value,
  1,000 shares authorized, issued and outstanding (aggregate liquidation value $21,622)

Stockholders' (deficit) equity
  Common stock--$.0001 par value, 20,000,000 shares                    1              1
   authorized, 10,914,627 shares issued and outstanding
  Additional paid-in capital                                      18,268         18,268
  Notes receivable                                                   (71)           (71)
  Deferred compensation                                             (353)          (382)
  (Accumulated deficit)/retained earnings                        (39,786)          9,220
  Other comprehensive (loss)                                        (238)          (607)
                                                          ------------------------------
Total stockholders' (deficit) equity                             (22,179)         26,429
                                                          ------------------------------
Total liabilities and stockholders' (deficit) equity          $  101,251      $  149,164
                                                          ==============================
See accompanying notes.

               Headway Corporate Resources, Inc. and Subsidiaries

                      Consolidated Statements of Operations
                                   (Unaudited)
                  (Dollars In Thousands, except per share data)

                                                           Three months ended March 31,
                                                               2002            2001
                                                          ------------------------------

Revenues:                                                   $    69,641    $   89,713

Operating expenses:
  Direct costs                                                   56,880        63,891
  Selling, general and administrative                            13,517        18,681
  Depreciation and amortization                                     469         1,386
                                                          ------------------------------
                                                                 70,866        83,958

Operating (loss)  income                                         (1,225)        5,755

Other (income) expenses:
  Interest expense                                                3,854         2,075
  Interest income                                                   (25)          (14)
                                                          ------------------------------
                                                                  3,829         2,061

(Loss) income before income tax (benefit) expense and            (5,054)        3,694
  cumulative effect of accounting change

Income tax (benefit) expense                                     (1,545)        1,710
                                                          ------------------------------
(Loss) income before cumulative effect of accounting             (3,509)        1,984
  change

Cumulative effect of accounting change                          (45,000)          --
                                                          ------------------------------
Net (loss) income                                               (48,509)        1,984

Preferred dividend requirements                                    (497)         (375)
                                                          ------------------------------
Net (loss) income available for common stockholders         $   (49,006)  $     1,609
                                                          ==============================

Basic (loss) earnings per share:
   Basic (loss) income per common share before
        cumulative effect of accounting change              $      (0.37) $       0.15
   Cumulative effect of accounting change                          (4.20)         --
                                                          ------------------------------
   Basic (loss) income per common share                     $      (4.57) $       0.15
                                                          ==============================

Diluted (loss) earnings per share:
   Diluted (loss) income per common share before
        cumulative effect of accounting change              $      (0.37) $       0.14
   Cumulative effect of accounting change                          (4.20)         --
                                                          ------------------------------
   Diluted (loss) income per common share                   $      (4.57) $       0.14
                                                          ==============================

  See accompanying notes.

               Headway Corporate Resources, Inc. and Subsidiaries

           Consolidated Statement of Stockholders' Equity (Deficit)
                        Three Months Ended March 31, 2002
                                   (Unaudited)
                  (Dollars in thousands, except for share data)

    ------------------------------------------------------------------------------------
                                              Additional
                             Common Stock      Paid-in        Notes        Deferred
                            Shares    Amount   Capital     Receivable    Compensation
    ------------------------------------------------------------------------------------
    Balance at December    10,914,627 $    1  $  18,268     $   (71)      $   (382)
    31, 2001
    Amortization of
     stock-based                  -        -          -           -             29
     compensation
    Preferred stock               -        -          -           -              -
    dividends
    Translation adjustment        -        -          -           -              -
    Change in fair value
     of derivative, net
     of applicable income         -        -          -           -              -
     taxes of $107,000
    Net (loss)                    -        -          -           -              -
    Comprehensive (loss)          -        -          -           -              -
    ------------------------------------------------------------------------------------
    Balance at March 31,
    2002                   10,914,627 $    1  $  18,268     $   (71)      $   (353)
    ------------------------------------------------------------------------------------

               Headway Corporate Resources, Inc. and Subsidiaries

                        Three Months Ended March 31, 2002
                                   (Unaudited)
                             (Dollars in thousands)


-----------------------------------------------------------------------------
                                 Retained     Accumulated
                                 Earnings        Other            Total
                               (Accumulated   Comprehensive   Stockholders'
                                 Deficit)        (loss)      Equity (Deficit)
-----------------------------------------------------------------------------
Balance at December 31, 2001  $   9,220       $     (607)    $   26,429
Amortization of stock-based
 compensation                         -                -             29
Preferred stock dividends          (497)               -           (497)
Translation adjustment                -              154            154
Change in fair value of
 derivative, net of
 applicable income taxes of           -              215            215
 $107,000
Net (loss)                      (48,509)               -        (48,509)
                                                            ------------
Comprehensive (loss)                  -                -        (48,140)
-----------------------------------------------------------------------------
Balance at March 31, 2002    $  (39,786)      $     (238)   $   (22,179)
-----------------------------------------------------------------------------
See accompany notes.

               Headway Corporate Resources, Inc. and Subsidiaries

                      Consolidated Statements of Cash Flows
                                   (Unaudited)
                             (Dollars in thousands)


                                                           Three months ended March 31,
                                                               2002            2001
                                                          ------------------------------
 Operating activities
 Net (loss) income                                           $ (48,509)     $   1,984
 Adjustments to reconcile net (loss) income to net cash
 provided by (used in) operating activities:
   Cumulative effect of accounting change                       45,000              -
   Depreciation and amortization                                   469          1,386
   Amortization of deferred financing costs                      1,286            203
   Provision for bad debt                                           60            110
   Amortization of deferred compensation                            29             29
   Changes in assets and liabilities:
    Accounts receivable                                          1,694         (2,966)
    Prepaid expenses and other assets                              214            (62)
    Prepaid and refundable income taxes                          1,455              -
    Other assets                                                   (36)             -
    Accounts payable and accrued expenses                         (556)        (1,974)
    Accrued payroll                                              1,470         (5,080)
    Income taxes payable                                             -          2,427
    Deferred rent                                                  (59)            (9)
                                                          ------------------------------
 Net cash provided by (used in) operating activities             2,517         (3,952)
                                                          ------------------------------
 Investing activities
 Expenditures for property and equipment                          (308)          (390)
 Repayment from notes receivable                                     -              6
 Cash paid for acquisitions                                       (423)        (1,360)
                                                          ------------------------------
 Net cash (used in) investing activities                          (731)        (1,744)
                                                          ------------------------------
 Financing activities
 Proceeds from long-term debt                                        -          5,800
 Payment of capital lease obligations                              (52)          (106)
 Payments of  loan acquisition fees                               (268)             -
 Cash dividends paid                                                 -           (375)
                                                          ------------------------------
 Net cash (used in) provided by financing activities              (320)         5,319
                                                          ------------------------------

 Effect of exchange rate changes on cash and cash                  182           (156)
 equivalents

 Increase (decrease) in cash and cash equivalents                1,648           (533)
 Cash and cash equivalents at beginning of period                8,641          1,549
                                                          ------------------------------
 Cash and cash equivalents at end of period                  $  10,289      $   1,016
                                                          ==============================

               HEADWAY CORPORATE RESOURCES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                 March 31, 2002

(1) BASIS OF PRESENTATION

Headway Corporate Resources, Inc. and its wholly owned subsidiaries (collectively referred to as the "Company") provide strategic staffing solutions and personnel worldwide. Its operations include information technology staffing, temporary staffing, human resource staffing, permanent placement and executive search. Headquartered in New York, the Company has temporary staffing offices in California, Connecticut, Florida, New Jersey, North Carolina, Virginia, and Texas and executive search offices in New York, Illinois, Massachusetts, the United Kingdom, Japan, Hong Kong and Australia. These consolidated financial statements include the accounts of Headway Corporate Resources, Inc. and its subsidiaries.

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002.

The balance sheet at December 31, 2001 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2001.


(2) GOODWILL

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

Upon adoption of SFAS 142 in the first quarter of 2002, the Company recorded a one-time, non-cash charge of $45 million to reduce the carrying value of its goodwill. Such charge is non-operational in nature and is reflected as a cumulative effect of an accounting change in the accompanying consolidated statement of operations. In calculating the impairment charge, the fair value of the impaired reporting units underlying the business segments (see Note 5) were estimated using a discounted cash flow methodology.

A summary of the change in the Company's goodwill during the quarter and total assets at March 31, 2002, by reporting units is as follows:

                                                Goodwill                           Total Assets
                     ------------------------------------------------------------   March 31,
                     January 1, 2002 Adjustments (i) Impairments   March 31, 2002     2002
                     --------------- --------------- ------------- -------------- ------------
Executive Search     $    11,086,000 $        53,000 $ (8,200,000) $    2,939,000 $  7,873,000
Temporary Staffing        42,415,000            -     (10,800,000)     31,615,000   82,382,000
Technology Staffing       33,812,000            -     (26,000,000)      7,812,000   13,190,000
                     --------------- --------------- ------------- -------------- ------------
Total                $    87,313,000 $        53,000 $(45,000,000) $   42,366,000 $103,445,000
                     =============== =============== ============= ============== ============

(i)During the three months ended March 31, 2002, additional purchase price of $60,000 was recorded as goodwill upon the determination that the earnouts had been met on certain acquisitions made in 1997, 1998 and 1999.

The 2001 results on a  historical  basis do not reflect the  provisions  of SFAS
142. Had the Company adopted SFAS 142 on January 1, 2001 and ceased to amortize goodwill at such date, the historical net income and basic and diluted net income per common share would have been changed to the adjusted amounts indicated below:

                                             Three Months Ended March 31, 2001
                                   ------------------------------------------------------
                                                                          Net income per
                                                      Net income per      diluted common
                                      Net income    basic common share        share
                                   ------------------------------------------------------
As reported--historical basis        $1,609,000           $0.15               $0.14
Add:  Goodwill amortization           1,003,000            0.09                0.07
Income tax impact                      (435,000)          (0.04)              (0.03)
                                   ------------------------------------------------------
Adjusted                             $2,177,000           $0.20               $0.18
                                   ======================================================

(3) DERIVATIVE FINANCIAL INSTRUMENTS

The Company uses interest rate swap contracts for hedging purposes. The Company had entered into interest rate swap agreements that effectively convert a portion of its floating-rate debt to a fixed-rate basis through April 18, 2002, thus reducing the impact of interest-rate changes on future interest expense. Approximately $30,000,000 of the Company's outstanding long-term debt was designated as the hedged item to an interest rate swap agreement at March 31, 2002.

At March 31, 2002, the fair value of the interest rate swap contract amounted to approximately $87,000. The Company is exposed to credit loss in the event of non-performance by the counter party, a large financial institution. However, the Company does not anticipate non-performance by the counter party. For interest rate swaps, the net amounts paid or received and net amounts accrued through the end of the accounting period were included in interest expense. Unrealized gains or losses on interest rate swap contracts were not recognized in income. During the three months ended March 31, 2002, the Company recognized change in fair value of the derivative of $215,000 related to the change in fair value of the interest rate swap contract net of applicable income taxes of $107,000 as a component of other comprehensive income.

(4) EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share for the three months ended March 31, 2002 and 2001:

                                                               2002           2001
                                                          ------------------------------
Numerator:
  Net (loss) income                                       $(48,509,000)   $ 1,984,000
  Cumulative effect of accounting change                    45,000,000              -
  Preferred dividend requirements                             (497,000)      (375,000)
                                                          ------------------------------
  Numerator  for basic  (loss)  earnings  per share - net
   (loss) income available for common  stockholders
   before cumulative effect of accounting change            (4,006,000)     1,609,000

  Effect of dilutive securities:
   Preferred dividend requirements                                   -        375,000
   Numerator for diluted (loss) earnings per share - net  ------------------------------
   (loss) income available for common stockholders after
   assumed conversions before
   cumulative effect of accounting change                 $ (4,006,000)   $ 1,984,000
                                                          ==============================
Denominator:
  Denominator for basic (loss) earnings per share -
  weighted average shares                                   10,729,627     10,729,627

  Effect of dilutive securities:
   Convertible preferred stock                                       -      3,584,229
                                                          ------------------------------
   Dilutive potential common stock                                   -      3,584,229
   Denominator for diluted (loss) earnings per share -
   adjusted weighted-average shares and assumed
   conversions                                              10,729,627     14,313,856
                                                          ==============================

Basic (loss) earnings per share before cumulative effect
 of accounting change                                     $      (0.37)   $       .15
                                                          ==============================
Diluted (loss) earnings per share before cumulative
 effect of accounting change                              $      (0.37)   $       .14
                                                          ==============================

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

                                                       Executive
                                      Staffing          Search
Three months ended March 31, 2002     Services         Services       Total
--------------------------------------------------------------------------------
Revenues                             $65,315,000     $ 4,326,000   $69,641,000
Segment (loss)                        (1,708,000)       (532,000)   (2,240,000)


                                                       Executive
                                      Staffing          Search
Three months ended March 31, 2002     Services         Services       Total
--------------------------------------------------------------------------------

Revenues                             $75,793,000     $13,920,000   $89,713,000
Segment (loss) profit                   (565,000)      2,970,000     2,405,000

                                        Three months ended March 31,
Reconciliation to net (loss) income          2002                  2001
-----------------------------------------------------------------------------

Total (loss) profit for reportable segments  $ (2,240,000)       $ 2,405,000
 Unallocated amounts:
   Interest expense                            (1,382,000)          (273,000)
   Corporate overhead                            (541,000)          (517,000)
   Cumulative effect of accounting change     (45,000,000)                --
   Income tax benefit                             654,000            369,000
                                             -------------       ------------
Net (loss) income                            $(48,509,000)       $ 1,984,000
                                             =============       ============

(6) LONG-TERM DEBT AND CREDIT FACILITIES

In March 1998, Headway obtained $105 million of financing consisting of $85 million in senior debt, $20 million of equity financing and $10 million of senior subordinated debt. As of March 31, 2002, $72,000,000 in aggregate principal amount was outstanding under the Senior Credit Facility, which was to mature on April 18, 2002 (see below). Substantially all assets of the Company have been pledged as collateral for the senior credit facility.

As of March 31, 2002, $10,000,000 in aggregate principal amount was outstanding under the Senior Subordinated Notes and $20,000,000 in face amount of Series G Convertible Preferred Stock of the Company (the "Preferred Stock") was outstanding. The senior subordinated notes are payable in March 2006 and bear interest at 12% per annum until March 2001, increasing to 14% per annum thereafter. In January 2001, the terms of the senior subordinated notes were amended, including increasing the effective interest rate to 13% until March 2001 and 15% thereafter.

On April 17, 2002, the Senior Credit Facility and Senior Subordinated Notes were amended and the Company entered into the Second Limited Waiver with the Senior Subordinated Notes Holders and the Preferred Stockholders, which provided the following:

(i)  An extension of the Senior Credit Facility maturity date to June 30, 2003.
(ii) A waiver of the events of default on the Senior Subordinated Notes from March 31, 2002 through the "Recap Amendment Termination Date", defined as the earliest of (1) June 30, 2003 or such earlier on date on which the Senior Indebtedness may mature; (2) the date on which all amounts due under the Senior Credit Facility shall have been paid in full in cash; (3) the date on which the Senior Credit Facility is amended or modified in a manner that (A) increases the Base Rate, the Default Rate, the Applicable Margin or any other interest rate on the Senior Indebtedness (B) decreases the PIK Amount (C) increases the amount of fees or other payments due to the Agent or any Lender under the Senior Credit Facility (other than increases made in connection with events of default under the Senior Credit Facility that do not exceed, in the aggregate, 0.50% of the outstanding Senior Indebtedness), or (D) in consideration of which, the Agent (as defined in the Senior Credit Facility) or any Lender under the Senior Credit Facility is issued any additional equity interest in the Company; and (4) the acceleration of any indebtedness under the Senior Credit Facility or the exercise of any rights or remedies by any of the Lenders under the Senior Credit Facility.
(iii)A waiver of the payment of interest (but not the accrual of interest) under the Senior Subordinated Notes from March 31, 2002 through the Recap Amendment Termination Date.
(iv) A waiver of the Preferred Stock events of default and a waiver of the payment of dividends (but not the accrual of dividends) on the Preferred Stock from March 31, 2002 through the Recap Amendment Termination Date.
(v) A waiver of the increase in interest rate on the Senior Subordinated Notes from 15% to 20% retroactive to July 1, 2001.
(vi) An adjustment to the exercise price of the First Series G Warrants and the Third Series G Warrants to $0.25 per share.
(vii)Required maintenance of certain amounts of EBITDA, as defined, and maximum amounts of capital expenditures, as defined.

(viii) That the Company take all actions necessary to obtain Common Stockholder Approval at a stockholder meeting to be held no later than July 15, 2002, subject to extension under certain circumstances.
(ix) That the Company issue warrants to purchase 2,455,522 shares of common stock at $0.25 per share to the lenders in connection with the amendment of its Senior Credit Facility. Such warrants were issued in April 2002.

(7) COMPREHENSIVE INCOME

During the three  months  ended  March 31,  2002 and 2001,  total  comprehensive
(loss) income amounted to $(48,140,000) and $ 1,382,000, respectively.

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

Goodwill

Goodwill prior to the first quarter of 2002 was amortized utilizing the straight-line method over a period of 20 to 30 years. The Company periodically evaluated the carrying value and the periods of amortization of goodwill based on the current and expected future non-discounted income from operations of the entities giving rise to the goodwill to determine whether events and circumstances warrant revised estimates of carrying value or useful lives. No such write-downs have been made.

During the first quarter of 2002 the Company adopted Statements of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statement. Other intangible assets will continue to be amortized over their useful lives. Under FAS 142, goodwill impairment is deemed to exist if the net carrying value of a reporting unit's goodwill exceeds its estimated fair value. The Company's reporting units are one level below the operating segments underlying the segments identified in Note 5-Segment Information. Upon adoption of FAS 142 in the first quarter of 2002, the Company recorded a one-time, non-cash charge of $45 million to reduce the carrying value of its goodwill. Such charge is non-operational in nature and is reflected as a cumulative effect of an accounting change in the accompanying consolidated statement of operations.

Results of Operations

Overview

The results for the first quarter reflect a significant reduction in the demand for the Company's staffing and executive search services. This trend is a direct result of the soft economy and is consistent with the performance of the other staffing and executive search companies in the sector. Many companies have instituted hiring freezes for both temporary and permanent positions. The financial services industry has reduced its demand for the Company's executive search services as a direct result of the poor financial performance across the financial services industry. The Company believes that the performance for the balance of the year will continue to be impacted by the performance in the general economy. The performance in executive search for the balance of the year will depend in part on the financial services industry. The Company has taken steps to reduce costs and is constantly looking for growth opportunities.

Consolidated

Revenues decreased $20,072,000 or 22.4% to $69,641,000 for the three months ended March 31, 2002, from $89,713,000 for the same period in 2001. The decrease was attributable to an overall decline in the demand for the Company's staffing and executive search services as a direct result of weakness in the economy.

The executive search subsidiary, Whitney Partners, LLC (Whitney) contributed $4,326,000 to consolidated revenues in the first quarter of 2002, a decrease of $9,594,000 from $13,920,000 for the same period in 2001. The decrease reflects a sharp decline in the demand for new hires in the financial services industry.

The staffing subsidiary, Headway Corporate Staffing Services, Inc. (HCSS) contributed revenues of $65,315,000 to consolidated revenues in the first quarter of 2002, a decrease of $10,478,000 from $75,793,000 for first quarter of 2001. The decline in revenues was a result of the negative impact of the unfavorable economic conditions on the demand for information technology and clerical staffing services.

Total operating expenses decreased $13,092,000 to $70,866,000 for the three months ended March 31, 2002, from $83,958,000 for the same period in 2001. The decrease is the result of a $7.0 million decrease in direct costs, a $5.2 million decrease in selling, general and administrative expenses, and a $0.9 million decrease in depreciation and amortization. Direct costs increased as a percentage of revenues to 81.7% in 2002 from 71.2% in 2001. This increase in direct costs as a percentage of revenues is a result of a change in Headway's business mix in 2001. Specifically, the executive search and permanent placement business that has no direct costs experienced more significant declines than the staffing business, therefore reducing its percentage of our total revenues. Selling, general and administrative expenses decreased as a percentage of revenues from 20.8% in first quarter 2001 to 19.4% in first quarter 2002. The decrease in selling, general and administrative expenses is primarily attributed to the lower commission expenses associated with the reduction in revenues, as well as staff reductions and other cost-cutting initiatives implemented in response to the unfavorable economic conditions. The decrease in depreciation and amortization is a result of the adoption of Statements of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"), effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statement. Amortization of goodwill recorded for the first quarter of 2001 was $1.0 million.

Whitney's selling, general and administrative expenses decreased $3.2 million in the first quarter of 2002 to $4.8 million as compared to $8.0 million for the same period last year. The decrease relates primarily to the reduced commissions related to the lower executive search revenues.

HCSS' selling, general and administrative expenses decreased $2.0 million in the first quarter of 2002 to $8.2 million as compared to $10.2 million for the same period last year. The decrease in selling, general and administrative expenses is primarily attributable to the lower commission expense associated with the decline in revenues, as well as staff reductions and other cost-cutting initiatives implemented in the latter half of 2001.

Interest expense increased $1.8 million to $3.9 million in the first quarter of 2002 as compared to $2.1 million for the same period last year. The increase in interest expense related to increased amortization of deferred financing costs relating to the amendment completed in August 2001, an increase in the applicable margin for base rate loans under the Amended Senior Credit Facility, and expense relating to the Company's interest rate swap.

During the first quarter of 2002 the Company adopted SFAS 142. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statement. Other intangible assets will continue to be amortized over their useful lives. Under SFAS 142, goodwill impairment is deemed to exist if the net carrying value of a reporting unit's goodwill exceeds its estimated fair value. The Company's reporting units are one level below the operating segments underlying the segments identified in Note 5-Segment Information. Upon adoption of SFAS 142 in the first quarter of 2002, the Company recorded a one-time, non-cash charge of $45 million to reduce the carrying value of its goodwill.

Such charge is non-operational in nature and is reflected as a cumulative effect
of  an  accounting  change  in  the  accompanying   consolidated   statement  of
operations.

Liquidity and Capital Resources

In March 1998, Headway obtained $105 million of financing consisting of $85 million in senior debt, $20 million of equity financing and $10 million of senior subordinated debt. As of March 31, 2002, $72,000,000 in aggregate principal amount was outstanding under the Senior Credit Facility, which was to mature on April 18, 2002 (see below). Substantially all assets of the Company have been pledged as collateral for the senior credit facility.

As of March 31, 2002, $10,000,000 in aggregate principal amount was outstanding under the Senior Subordinated Notes and $20,000,000 in face amount of Series G Convertible Preferred Stock of the Company (the "Preferred Stock") was outstanding. The senior subordinated notes are payable in March 2006 and bear interest at 12% per annum until March 2001, increasing to 14% per annum thereafter. In January 2001, the terms of the senior subordinated notes were amended, including increasing the effective interest rate to 13% until March 2001 and 15% thereafter.

On April 17, 2002, the Senior Credit Facility and Senior Subordinated Notes were amended and the Company entered into the Second Limited Waiver with the Senior Subordinated Notes Holders and the Preferred Stockholders, which provided the following:

(i)  An extension of the Senior Credit Facility maturity date to June 30, 2003.
(ii) A waiver of the events of default on the Senior Subordinated Notes from March 31, 2002 through the "Recap Amendment Termination Date", defined as the earliest of (1) June 30, 2003 or such earlier on date on which the Senior Indebtedness may mature; (2) the date on which all amounts due under the Senior Credit Facility shall have been paid in full in cash; (3) the date on which the Senior Credit Facility is amended or modified in a manner that (A) increases the Base Rate, the Default Rate, the Applicable Margin or any other interest rate on the Senior Indebtedness (B) decreases the PIK Amount (C) increases the amount of fees or other payments due to the Agent or any Lender under the Senior Credit Facility (other than increases made in connection with events of default under the Senior Credit Facility that do not exceed, in the aggregate, 0.50% of the outstanding Senior Indebtedness), or (D) in consideration of which, the Agent (as defined in the Senior Credit Facility) or any Lender under the Senior Credit Facility is issued any additional equity interest in the Company; and (iv) the acceleration of any indebtedness under the Senior Credit Facility or the exercise of any rights or remedies by any of the Lenders under the Senior Credit Facility.
(iii)A waiver of the payment of interest (but not the accrual of interest) under the Senior Subordinated Notes from March 31, 2002 through the Recap Amendment Termination Date.
(iv) A waiver of the Preferred Stock events of default and a waiver of the payment of dividends (but not the accrual of dividends) on the Preferred Stock from March 31, 2002 through the Recap Amendment Termination Date.
(v) A waiver of the increase in interest rate on the Senior Subordinated Notes from 15% to 20% retroactive to July 1, 2001.
(vi) An adjustment to the exercise price of the First Series G Warrants and the Third Series G Warrants to $0.25 per share.
(vii)Required maintenance of certain amounts of EBITDA, as defined, and maximum amounts of capital expenditures, as defined.
(viii) That the Company take all actions necessary to obtain Common Stockholder Approval at a stockholder meeting to be held no later than July 15, 2002, subject to extension under certain circumstances.
(ix) That the Company issue warrants to purchase 2,455,522 shares of common stock at $0.25 per share to the lenders in connection with the amendment of its Senior Credit Facility. Such warrants were issued in April 2002.

Net cash provided by operations during the three months ended March 31, 2002 was $2,517,000. The cash provided in 2002 was primarily attributable to a decrease in accounts receivable and prepaid and refundable income taxes, and an increase in accrued payroll. Net cash used in operations during the three months ended March 31, 2001 was $3,952,000. The cash used in 2001 was primarily attributable to an increase in accounts receivable, a decrease in accounts payable, accrued expenses and accrued payroll, which was partially offset by an increase in income taxes payable.

Net cash used in investing activities for the three months ended March 31, 2002, of $731,000 was primarily the result of earnout payments for acquisitions completed during 1997 and 1998 and capital expenditures. This compares to cash used in investing activities of $1,744,000 for the same period in 2001. The cash used for investing activities in 2001 also related primarily to earnout payments for acquisitions completed during 1997 and 1998 as well as capital expenditures.

Net cash used in financing activities during the three months ended March 31, 2002 was $320,000, primarily relating to payments of loan acquisition fees. Net cash provided by financing activities of $5,319,000 for the three months ended March 31, 2001 was primarily a result of additional borrowings under the Company's senior credit facility.

The Company's working capital was $32,609,000 at March 31, 2002, compared to $34,813,000 at December 31, 2001. Management expects that the Company's working capital position will be sufficient to meet all of its working capital needs for the remainder of the year.

On January 22, 2002, the Securities and Exchange Commission issued FR-61, Commission Statement about Management's Discussion and Analysis of Financial Condition and Results of Operations. The release sets forth certain views of the Securities and Exchange Commission regarding disclosure that should be considered by registrants. Headway's contractual obligations and commercial commitments are summarized below. The following table includes aggregate information about Headway's contractual obligations as of March 31, 2002 and the periods in which payments are due:

------------------------------------------------------------------------------
Contractual Obligations     Payments Due by Period
                                             (in thousands)
------------------------------------------------------------------------------
                              Total    Less     1-3 years   4 - 5     After 5
                                       than 1               years     years
                                       year
------------------------------------------------------------------------------
Loans Payable               $82,000   $     -   $82,000   $       - $       -
------------------------------------------------------------------------------
Capital Lease Obligations       283       208        75           -         -
------------------------------------------------------------------------------
Operating Leases              9,728     2,770     3,662       2,183     1,113
------------------------------------------------------------------------------
Unconditional Purchase
Obligations                    None
------------------------------------------------------------------------------
Other Long Term                 927       927         -           -         -
Obligations (1)
------------------------------------------------------------------------------
Total Contractual Cash
Obligations                 $92,938    $3,905   $85,737   $   2,183 $   1,113
------------------------------------------------------------------------------

The following table includes aggregate information about Headway's commercial commitments as of March 31, 2002. Commercial commitments are items that Headway could be obligated to pay in the future. They are not required to be included in the consolidated balance sheet.

--------------------------------------------------------------------------------
     Other Commercial          Total     Amount of Commitment Expiration
        Commitments           Amounts              Per Period
                             Committed           (in thousands)
                                         ---------------------------------------
                                         Less than  1 - 3     4 - 5    Over 5
                                           1 year   years     years    years
--------------------------------------------------------------------------------
Lines of Credit                  None
--------------------------------------------------------------------------------
Standby Letters of Credit      $1,687     $1,687    $     -  $    -   $    -
--------------------------------------------------------------------------------
Guarantees                       None
--------------------------------------------------------------------------------
Standby Repurchase               None
Obligations
--------------------------------------------------------------------------------
Other Commercial                 None
Commitments
--------------------------------------------------------------------------------
Total Commercial              $ 1,687     $1,687    $     -  $    -   $    -
Commitments
--------------------------------------------------------------------------------
(1) Represents earnout amounts payable to the former owners of businesses previously acquired by Headway.

      Item 3. Quantitative and Qualitative Disclosures About Market Risk

     Headway is exposed to changes in interest rates primarily from its long-term debt arrangements. Under its current policies, Headway uses interest rate derivative instruments to manage exposure to interest rate changes. As of March 31, 2002, Headway had one interest rate exchange agreement converting $30.0 million of variable rate borrowings under the senior credit agreement to a fixed rate of 6.868% per annum plus the applicable margin, expiring in April 2002.

      Headway is exposed to credit loss in the event of non-performance by the counter-party, a large financial institution. However, Headway does not anticipate nonperformance by the counter-party.


                           PART II. OTHER INFORMATION

                   Item 6. Exhibits and Reports on Form 8-K

Exhibits:

     Copies of the following documents are included as exhibits to this report pursuant to Item 601 of Regulation S-K.

Exhibit No. Title of Document                                      Location

    3.1     Certificate of Incorporation                           (1)

    3.2     By-Laws                                                (1)

    3.3     By-Law Amendments                                      (2)

    4.1     Series F Preferred Stock Designation                   (2)

    4.2     Series G Preferred Stock Designation                   (3)

    4.3     Form of Warrants issued August 23, 2001, exercisable   (3)
              for an aggregate of 1,000,000 shares

    4.4     Form of Warrants issued August 23, 2001, exercisable   (3)
              for an aggregate of 1,150,000 shares

    4.5     Form of Warrants issued August 23, 2001, exercisable   (3)
              for an aggregate of 850,000 shares

    4.6     Securities Purchase Agreement dated March 19, 1998     (2)

    4.7     Registration Rights Agreement dated March 19, 1998     (2)

    4.8     Amended and Restated Indenture dated Aril 18, 2002     (3)

    4.9     Registration Rights Agreement dated April 17, 2002     (3)

   4.10 Amended and Restated Credit Agreement dated April 17, (3) 2002, With Exhibits

   4.11     Voting Agreement dated April 17, 2002                  (3)


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

(3) These exhibits are included in Amendment No. 1 to Headway's annual report on Form 10-K for the fiscal year ended December 31, 2001, and filed with the Securities and Exchange Commission on April 30, 2002, and are incorporated herein by this reference.

Reports on Form 8-K:    None.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              HEADWAY CORPORATE RESOURCES, INC.

Date:  May 15, 2002           By: /s/ Barry S. Roseman
                                      President and Chief Operating Officer

                              By: /s/ Philicia G. Levinson
                                      Senior Vice President and
                                      Chief Financial Officer