Form 10-Q/A
period 2002-03-31
HEADWAY CORPORATE RESOURCES INC
filed 2002-07-25
CIK 914435

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q/A

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

This amendment is filed to correct a clerical error in transposing the cash figures on the balance sheet.

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

Item 1. Financial Statements

               Headway Corporate Resources, Inc. and Subsidiaries

                           Consolidated Balance Sheets
                  (Dollars In Thousands, except for share data)

                                                             March 31,      December 31,
                                                               2002             2001
                                                           -----------------------------
Assets                                                      (Unaudited)
Current assets:
  Cash and cash equivalents                                     $ 10,289      $   8,641
  Accounts receivable, trade, net                                 35,939         37,713
  Prepaid expenses and other current assets                        1,553          2,181
  Deferred financing costs, current                                  385            979
  Prepaid and refundable income taxes                              2,806          4,279
                                                           -----------------------------
Total current assets                                              50,972         53,793

Property and equipment, net                                        5,536          5,691

Goodwill                                                          42,366         87,313
Deferred financing costs                                             485            509
Other assets                                                       1,892          1,858
                                                           -----------------------------
Total assets                                                    $101,251      $ 149,164
                                                           =============================
Liabilities and stockholders' equity
Current liabilities:
  Accounts payable                                              $    987      $   1,302
  Accrued expenses                                                 6,575          7,848
  Accrued payroll                                                  9,666          8,319
  Capital lease obligations, current portion                         208            224
  Earnouts payable                                                   927          1,287
                                                          ------------------------------
Total current liabilities                                         18,363         18,980

Capital lease obligations, less current portion                       75            111
Long-term debt                                                    82,000         82,000
Deferred rent                                                      1,014          1,073
Deferred income taxes                                                307            307
Other liabilities                                                     49            264

Commitments and contingencies
Preferred stock---$.0001 par value, 5,000,000 shares
authorized:                                                       21,622         20,000
  Series G, convertible preferred stock--$.0001 par value,
  1,000 shares authorized, issued and outstanding (aggregate liquidation value $21,622)

Stockholders' (deficit) equity
  Common stock--$.0001 par value, 20,000,000 shares                    1              1
   authorized, 10,914,627 shares issued and outstanding
  Additional paid-in capital                                      18,268         18,268
  Notes receivable                                                   (71)           (71)
  Deferred compensation                                             (353)          (382)
  (Accumulated deficit)/retained earnings                        (39,786)          9,220
  Other comprehensive (loss)                                        (238)          (607)
                                                          ------------------------------
Total stockholders' (deficit) equity                             (22,179)         26,429
                                                          ------------------------------
Total liabilities and stockholders' (deficit) equity          $  101,251      $  149,164
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