Form 10-Q
period 2002-06-30
HEADWAY CORPORATE RESOURCES INC
filed 2002-08-14
CIK 914435

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

    [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                       For the period ended June 30, 2002

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

                                (212) 672-6501
                                --------------
             (Registrant's telephone number, including area code)

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

                                Yes [ ] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 13,914,627 shares of common stock.

                                    FORM 10-Q
              HEADWAY CORPORATE RESOURCES, INC. AND SUBSIDIARIES

                                      INDEX

                                                                         Page

PART I.        Financial Information                                      3

     Item 1.   Financial Statements                                       3

                  Consolidated Balance Sheets
                  June 30, 2002 (Unaudited) and December 31, 2001         3

                  Unaudited Consolidated Statements of Operations
                  Three and Six Months Ended June 30, 2002 and 2001       4

                  Unaudited Consolidated Statement of Stockholders'
                  Equity/(Deficit) Six Months Ended June 30, 2002         5

                  Unaudited Consolidated Statements of Cash Flows
                  Six Months Ended June 30, 2002 and 2001                 7

                  Notes to Consolidated Financial Statements              8

     Item 2.   Management's Discussion and Analysis of
               Financial Condition and Results of Operations             13

     Item 3.   Quantitative and Qualitative Disclosures About
               Market Risk                                               17


PART II.       Other Information                                         17

     Item 1.   Legal Proceedings                                         17

     Item 2.   Changes in Securities and Use of Proceeds                 17

     Item 3.   Defaults Upon Senior Securities                           17

     Item 4.   Submission of Matters to a Vote of Security Holders       17

     Item 5.   Other Information                                         18

     Item 6.   Exhibits and Reports on Form 8-K                          18

Signatures                                                               19

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

PART 1. FINANCIAL INFORMATION
     Item 1. Financial Statements

              Headway Corporate Resources, Inc. and Subsidiaries
                         Consolidated Balance Sheets
                (Dollars in Thousands, except share data)

                                                           June 30, 2002   December 31,
                                                                               2001
                                                           -----------------------------
Assets                                                      (Unaudited)
Current assets:
Cash and cash equivalents                                   $     5,968  $     8,641
Accounts receivable, trade, net                                  35,697       37,713
Prepaid expenses and other current assets                         2,125        2,181
Deferred financing costs, current                                 1,792          979
Prepaid and refundable income taxes                               3,552        4,279
                                                           -----------------------------
Total current assets                                             49,134       53,793

Property and equipment, net                                       5,399        5,691

Goodwill                                                         42,440       87,313
Deferred financing costs                                            461          509
Other assets                                                      1,950        1,858
                                                           -----------------------------
Total assets                                                $    99,384  $   149,164
                                                           =============================

Liabilities and stockholders' equity
Current liabilities:

Long-term debt, current portion                             $    82,000   $        -
Accounts payable                                                  1,202        1,302
Accrued expenses                                                  7,200        7,848
Accrued payroll                                                   8,728        8,319
Capital lease obligations, current portion                          190          224
Earnouts payable                                                    545        1,287
                                                          ------------------------------
Total current liabilities                                        99,865       18,980

Capital lease obligations, less current portion                      44          111
Long-term debt                                                        -       82,000
Deferred rent                                                       988        1,073
Deferred income taxes                                               307          307
Other liabilities                                                     -          264

Commitments and contingencies
Preferred stock---$.0001 par value, 5,000,000 shares
  authorized: Series G, convertible preferred
  stock--$.0001 par value, 1,000 shares authorized and
  outstanding (aggregate liquidation value $22,162).             22,162       20,000

Stockholders' (deficit) equity
Common stock---$.0001 par value, 20,000,000 shares
  authorized, 13,914,627 and 10,914,627 shares issued and
  outstanding at June 30, 2002 and December 31, 2001,
  respectively                                                        1            1
Additional paid-in capital                                       18,920       18,268
Notes receivable                                                    (71)         (71)
Deferred compensation                                              (324)        (382)
(Accumulated deficit) / retained earnings                       (42,226)       9,220
Other comprehensive (loss)                                         (282)        (607)
                                                          ------------------------------
Total stockholders' (deficit) equity                            (23,982)      26,429
                                                          ------------------------------
Total liabilities and stockholders' (deficit) equity        $    99,384   $  149,164
                                                          ==============================
See accompanying notes.

              Headway Corporate Resources, Inc. and Subsidiaries

                      Consolidated Statements of Operations
                                 (Unaudited)
                (Dollars in Thousands, except per share data)

                                      Three months ended June 30  Six months ended June 30,
                                          2002         2001          2002         2001
                                      -----------------------------------------------------

Revenues                               $   65,877   $   83,181    $  135,518    $  172,894

Operating expenses:
   Direct costs                            51,627       65,561       108,507       129,452
   Selling, general and administrative     13,649       15,825        27,166        34,506
   Depreciation and amortization              498        1,425           966         2,811
                                      -----------------------------------------------------
                                           65,774       82,811       136,639       166,769

Operating income                              103          370        (1,121)        6,125

Other (income) expenses:
   Interest expense                         2,899        2,161         6,753         4,236
   Interest income                            (16)         (14)          (41)          (28)
                                      -----------------------------------------------------
                                            2,883        2,147         6,712         4,208

(Loss) income before income tax
  (benefit) expense and cumulative
  effect of accounting change              (2,780)      (1,777)       (7,833)        1,917
Income tax (benefit) expense                 (880)        (871)       (2,424)          839
                                      -----------------------------------------------------
(Loss) income before cumulative
  effect of accounting change              (1,900)        (906)       (5,409)        1,078

Cumulative effect of accounting change          -            -        45,000             -
                                      -----------------------------------------------------
Net (loss) income                          (1,900)        (906)      (50,409)        1,078

Preferred dividend requirements              (541)        (375)       (1,037)         (750)
                                      -----------------------------------------------------
Net (loss) income available for
  common stockholders                  $   (2,441)  $   (1,281)   $  (51,446)   $      328
                                      =====================================================


Basic and diluted (loss) earnings per share:

  Basic and diluted (loss) income per
    common share before cumulative
    effect of accounting change        $     (.21)  $     (.12)   $     (.57)   $      .03
  Cumulative effect of accounting
    change                                      -            -         (4.00)            -
                                      -----------------------------------------------------
  Basic and diluted (loss) income per
    common share                       $     (.21)  $     (.12)   $    (4.57)   $      .03
                                      =====================================================

See accompanying notes.

               Headway Corporate Resources, Inc. and Subsidiaries

            Consolidated Statement of Stockholders' Equity (Deficit)
                         Six Months Ended June 30, 2002
                                   (Unaudited)
                  (Dollars in thousands, except share data)

-------------------------------------------------------------------------------------------
                                                    Additional
                                      Common Stock   Paid-in        Notes        Deferred
                                    Shares   Amount  Capital     Receivable    Compensation
-------------------------------------------------------------------------------------------
Balance at December 31, 2001      10,914,627 $    1 $18,268        $   (71)      $   (382)
Amortization of stock-based
compensation                               -      -       -              -             58
Preferred stock dividends                  -      -       -              -              -
Exercise of warrants               3,000,000      -     474              -              -
Repricing of warrants (Note 6)             -      -      73              -              -
Issuance of warrants (Note 6)              -      -     105              -              -
Translation adjustment                     -      -       -              -              -
Change in fair value of derivative         -      -       -              -              -
Net (loss)                                 -      -       -              -              -
Comprehensive (loss)                       -      -       -              -              -
-------------------------------------------------------------------------------------------
Balance at June 30, 2002          13,914,627 $    1 $18,920        $   (71)      $   (324)
-------------------------------------------------------------------------------------------
See accompanying notes.

              Headway Corporate Resources, Inc. and Subsidiaries

                         Six Months Ended June 30, 2002
                                 (Unaudited)
                    (Dollars in thousands, except share data)


--------------------------------------------------------------------------------
                                        Retained     Accumulated      Total
                                        Earnings        Other      Stockholders'
                                      (Accumulated  Comprehensive    Equity
                                        Deficit)        (Loss)      (Deficit)
--------------------------------------------------------------------------------
Balance at December 31, 2001        $    9,220       $     (607)  $ 26,429
Amortization of stock-based
compensation                                 -                -         58
Preferred stock dividends               (1,037)               -     (1,037)
Exercise of warrants                         -                -        474
Repricing of warrants (Note 6)               -                -         73
Issuance of warrants (Note 6)                -                -        105
Translation adjustment                       -               61         61
Change in fair value of derivative           -              264        264
Net (loss)                             (50,409)               -    (50,409)
                                                                   --------
Comprehensive (loss)                         -                -    (50,084)
--------------------------------------------------------------------------------
Balance at June 30, 2002            $  (42,226)      $     (282)  $ (23,982)
--------------------------------------------------------------------------------
See accompanying notes.

              Headway Corporate Resources, Inc. and Subsidiaries

                      Consolidated Statements of Cash Flows
                                   (Unaudited)
                             (Dollars in Thousands)

                                                            Six months ended June 30,
                                                               2002          2001
                                                          ------------------------------
Operating activities:
Net (loss) income                                            $  (50,409)   $    1,078
Adjustments to reconcile net (loss) income to
net cash provided by Operating activities:
Cumulative effect of accounting change                           45,000             -
Depreciation and amortization                                       966         2,811
Amortization of deferred financing costs                          1,993           407
Provision for bad debt                                              172           258
Amortization of deferred compensation                                58            58
Changes in assets and liabilities
   Accounts receivable                                            1,925         4,631
   Prepaid expenses and other assets                               (348)         (709)
   Prepaid and refundable income taxes                              800             -
   Other assets                                                     (95)            -
   Accounts payable and accrued expenses                            710        (2,942)
   Accrued payroll                                                  517        (4,900)
   Income taxes payable                                               -         1,074
   Deferred rent                                                    (84)          (51)
                                                          ------------------------------
Net cash provided by operating activities                         1,205         1,715
                                                          ------------------------------
Investing activities:
Expenditures for property and equipment                            (657)         (896)
Repayment from notes receivable                                       -             6
Cash paid for acquisitions                                         (872)       (4,005)
                                                          ------------------------------
Net cash (used in) investing activities                          (1,529)       (4,895)
                                                          ------------------------------
Financing activities:
Net proceeds from long-term debt                                      -        12,300
Payment of capital lease obligations                               (101)         (150)
Payments of loan acquisition fees                                (2,179)         (100)
Cash dividends paid                                                   -          (750)
                                                          ------------------------------
Net cash (used in) provided by financing activities              (2,280)       11,300
                                                          ------------------------------
Effect of exchange rate changes on cash and cash
  equivalents                                                       (69)         (236)
                                                          ------------------------------

(Decrease) increase in cash and cash equivalents                 (2,673)        7,884
Cash and cash equivalents at beginning of period                  8,641         1,549
                                                          ------------------------------
Cash and cash equivalents at end of period                  $     5,968   $     9,433
                                                          ==============================

Non-cash Financing Activity
In May 2002, the holders of the Senior Subordinated Notes and the Series G Convertible Preferred Stock surrendered $474,000 in accrued and unpaid interest on the Senior Subordinated Notes to exercise the Series G Warrants. In connection with this exercise, the Company issued 3.0 million shares of common stock to the Holders.

              HEADWAY CORPORATE RESOURCES, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                    Unaudited

                                  June 30, 2002

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002.

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

The Company's working capital deficit was $50,731,000 at June 30, 2002, compared to working capital of $34,813,000 at December 31, 2001. The working capital deficiency is a direct result of the reclassification of the Company's borrowing under the Senior Credit Facility and the Senior Subordinated Notes as current liabilities. Notwithstanding this deficiency and assuming the Company continues to meet its bank covenants, management expects that the Company's working capital position will be sufficient to meet all of its working capital needs through June 2003. The Company has met its bank covenants for the three months ended June 30, 2002. However, there can be no assurance that we will continue to do so. The Company is currently evaluating various financing alternatives and exploring strategic options. The Company believes that it will be successful in re-negotiating the terms of its Senior Credit Facility and Senior Subordinated Notes to extend the maturity dates or in finding an additional source of funding. However, if the Company is unable to adequately refinance the Senior Credit Facility by June 2003, the Company may not have adequate liquidity to operate its business.

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

A summary of the change in the Company's goodwill during the six months and total assets at June 30, 2002, by reporting units is as follows:

                                             Goodwill
                    -------------------------------------------------------------  Total Assets
                    January 1, 2002  Adjustments (i)  Impairments   June 30, 2002  June 30, 2002
                    ---------------  ---------------  ------------  -------------  -------------
Executive Search    $    11,086,000  $        61,000  $ (8,200,000) $   2,947,000  $   7,596,000
Temporary Staffing       42,415,000           66,000   (10,800,000)    31,681,000     82,845,000
Technology Staffing      33,812,000                -   (26,000,000)     7,812,000     12,983,000
                    ---------------  ---------------  ------------  -------------  -------------
Total               $    87,313,000  $       127,000  $(45,000,000) $  42,440,000  $ 103,424,000
                    ===============  ===============  ============  =============  =============

(i) During the six months ended June 30, 2002, additional purchase price of $127,000 was recorded as goodwill upon the determination that the earnouts had been met on certain acquisitions made in 1997, 1998 and 1999.

The 2001 results on a  historical  basis do not reflect the  provisions  of SFAS
142. Had the Company adopted SFAS 142 on January 1, 2001 and ceased to amortize goodwill at such date, the historical net income and basic and diluted net income per common share would have been changed to the adjusted amounts indicated below:

                                                Six Months Ended June 30, 2001
                                   ---------------------------------------------------------
                                                     Net income per       Net income per
                                     Net income    basic common share   diluted common share
                                   ---------------------------------------------------------
As reported--historical basis      $    328,000    $      .03           $      .03
Add:  Goodwill amortization           2,008,000           .19                  .19
Income tax impact                      (873,000)         (.08)                (.08)
                                   ---------------------------------------------------------
Adjusted                           $  1,463,000    $      .14           $      .14
                                   =========================================================

                                               Three Months Ended June 30, 2001
                                   ---------------------------------------------------------
                                                     Net income per       Net income per
                                     Net income    basic common share   diluted common share
                                   ---------------------------------------------------------
As reported--historical basis      $ (1,281,000)   $     (.12)          $    (.12)
Add:  Goodwill amortization           1,005,000           .09                 .09
Income tax impact                      (438,000)         (.04)               (.04)
                                   ---------------------------------------------------------
Adjusted                           $    714,000    $     (.07)          $    (.07)
                                   =========================================================

(3) DERIVATIVE FINANCIAL INSTRUMENTS

The Company uses interest rate swap contracts for hedging purposes. The Company had entered into interest rate swap agreements that effectively converted a portion of its floating-rate debt to a fixed-rate basis through April 18, 2002, thus reducing the impact of interest-rate changes on interest expense. Approximately $30,000,000 of the Company's outstanding long-term debt was designated as the hedged item to an interest rate swap agreement which expired on April 18, 2002. For interest rate swaps, the net amounts paid or received and net amounts accrued through the end of the accounting period were included in interest expense. Unrealized gains or losses on interest rate swap contracts were not recognized in income. During the six months ended June 30, 2002, the Company recognized a change in fair value of the derivative of $264,000 related to the change in fair value of the interest rate swap contract net of applicable income taxes of $16,000 as a component of other comprehensive income.

(4) (LOSS) EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted (loss) earnings per share:

                                        Three months ended June 30,   Six months ended June 30,
                                            2002          2001            2002         2001
                                        ------------------------------------------------------
Numerator:
Net (loss) income                       $(1,900,000)  $(906,000)      $(50,409,000) $1,078,000
Cumulative effect of accounting  change           -           -         45,000,000           -
Preferred dividend requirements            (541,000)   (375,000)        (1,037,000)   (750,000)
                                        ------------------------------------------------------
Numerator for basic and diluted (loss)
earnings per share - net (loss) income
available for common stockholders before
cumulative effect of accounting change   (2,441,000) (1,281,000)        (6,446,000)    328,000
                                        ======================================================

Denominator:
Denominator for basic and diluted
(loss) earnings per share--              11,784,572  10,729,627         11,260,014  10,729,627
weighted average shares                 ======================================================

Basic and diluted (loss) earnings
per share before cumulative effect      $      (.21) $     (.12)      $       (.57) $      .03
of accounting change
                                        ======================================================

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

                                   Three months ended June 30, 2002   Three months ended June 30, 2001
                                   -------------------------------------------------------------------
                                     Staffing    Executive Search       Staffing    Executive Search
                                   -------------------------------------------------------------------
Revenues                           $60,445,000   $ 5,432,000          $76,960,000   $  6,221,000
Segment (loss) profit                 (904,000)     (185,000)            (710,000)       266,000

                                   Six months ended June 30, 2002     Six months ended June 30, 2001
                                   -------------------------------------------------------------------
                                     Staffing    Executive Search       Staffing    Executive Search
                                   -------------------------------------------------------------------
Revenues                           $125,760,000  $9,758,000           $152,753,000  $ 20,141,000
Segment (loss) profit                (2,612,000)   (717,000)            (1,275,000)    3,236,000

A reconciliation of combined segment (loss) profit to consolidated net (loss) income is as follows:

                                        Three months ended June 30,   Six months ended June 30,
                                            2002          2001            2002         2001
                                        -------------------------------------------------------

Total (loss) profit for reportable
 segments                               $(1,089,000)  $   (444,000)   $ (3,329,000) $ 1,961,000
Unallocated amounts:                              -              -               -            -
Interest expense                           (804,000)      (278,000)     (2,186,000)    (551,000)
Corporate overhead                         (425,000)      (508,000)       (966,000)  (1,025,000)
Cumulative effect of accounting change            -              -     (45,000,000)           -
Income tax benefit                          418,000        324,000       1,072,000      693,000
                                        -------------------------------------------------------
Net (loss) income                       $(1,900,000)  $   (906,000)   $(50,409,000) $ 1,078,000
                                        =======================================================

(6) LONG-TERM DEBT AND CREDIT FACILITIES

In March 1998, Headway obtained $105 million of financing consisting of $85 million in senior debt, $20 million of equity financing and $10 million of senior subordinated debt. As of June 30, 2002, $72,000,000 in aggregate principal amount was outstanding under the Senior Credit Facility. The Company's Senior Credit Facility matures on June 30, 2003 (see below), resulting in a reclassification of the obligation from a long-term liability at December 31, 2001 to a current liability at June 30, 2002. Substantially all assets of the Company have been pledged as collateral for the senior credit facility.

As of June 30, 2002, $10,000,000 in aggregate principal amount was outstanding under the Senior Subordinated Notes and $20,000,000 in face amount of Series G Convertible Preferred Stock of the Company (the "Preferred Stock") was outstanding. The senior subordinated notes are payable in March 2006 and bear interest at 12% per annum until March 2001, increasing to 14% per annum thereafter. In January 2001, the terms of the senior subordinated notes were amended, including increasing the effective interest rate to 13% until March 2001 and 15% thereafter.

On April 17, 2002, the Senior Credit Facility and Senior Subordinated Notes were amended and the Company entered into the Second Limited Waiver with the Senior Subordinated Notes Holders and the Preferred Stockholders, which provided the following:

(i)  An extension of the Senior Credit Facility maturity date to June 30, 2003.
(ii) A waiver of the events of default on the Senior Subordinated Notes from March 31, 2002 through the "Recap Amendment Termination Date", defined as the earliest of (1) June 30, 2003 or such earlier on date on which the Senior Indebtedness may mature; (2) the date on which all amounts due under the Senior Credit Facility shall have been paid in full in cash; (3) the date on which the Senior Credit Facility is amended or modified in a manner that (A) increases the Base Rate, the Default Rate, the Applicable Margin or any other interest rate on the Senior Indebtedness (B) decreases the PIK Amount (C) increases the amount of fees or other payments due to the Agent or any Lender under the Senior Credit Facility (other than increases made in connection with events of default under the Senior Credit Facility that do not exceed, in the aggregate, 0.50% of the outstanding Senior Indebtedness), or (D) in consideration of which, the Agent (as defined in the Senior Credit Facility) or any Lender under the Senior Credit Facility is issued any additional equity interest in the Company; and (4) the acceleration of any indebtedness under the Senior Credit Facility or the exercise of any rights or remedies by any of the Lenders under the Senior Credit Facility.
(iii)A waiver of the payment of interest (but not the accrual of interest) under the Senior Subordinated Notes from March 31, 2002 through the Recap Amendment Termination Date.
(iv) A waiver of the Preferred Stock events of default and a waiver of the payment of dividends (but not the accrual of dividends) on the Preferred Stock from March 31, 2002 through the Recap Amendment Termination Date. Under the terms of the Second Limited Waiver, dividends on the Preferred Stock accrue as additional liquidation preference. Accordingly, the accrued dividend balance as of December 31, 2001 has been re-classified from accrued expenses to preferred stock.
(v) A waiver of the increase in interest rate on the Senior Subordinated Notes from 15% to 20% retroactive to July 1, 2001.
(vi) An adjustment to the exercise price of the First Series G Warrants and the Third Series G Warrants to $0.25 per share. The re-pricing of the First Series G Warrants and the Third Series G Warrants resulted in deferred financing costs based on the fair value of the warrants of $73,000, which is being amortized through June 2003.
(vii)Required maintenance of certain amounts of EBITDA, as defined, and maximum amounts of capital expenditures, as defined.
(viii) That the Company take all actions necessary to obtain Common Stockholder Approval at a stockholder meeting to be held no later than July 15, 2002, subject to extension under certain circumstances. Such approval was obtained on July 15, 2002.
(ix) That the Company issue warrants to purchase 2,455,522 shares of common stock at $0.25 per share to the lenders in connection with the amendment of its Senior Credit Facility. Such warrants were issued in April 2002. The issuance of these warrants resulted in deferred financing costs based on the fair value of the warrants of $105,000, which is being amortized through June 2003.

In May 2002, the holders of the Senior Subordinated Notes and the Series G Convertible Preferred Stock surrendered $474,000 in accrued and unpaid interest on the Senior Subordinated Notes to exercise the Series G Warrants. In connection with this exercise, the Company issued 3.0 million shares of common stock to the Holders.

(7) COMPREHENSIVE (LOSS) INCOME

During the six months ended June 30, 2002 and 2001, total comprehensive (loss) income amounted to $(50,084,000) and $603,000, respectively, and during the three months ended June 30, 2002 and 2001, total comprehensive (loss) amounted to $(1,944,000) and $(779,000), respectively.

(8) LEGAL PROCEEDINGS

In the ordinary course of its business, Headway is periodically threatened with or named as a defendant in various lawsuits, including discrimination, harassment, and other similar claims. Headway maintains insurance in such amounts and with such coverage and deductibles as management believes are reasonable.

In May 2000, a lawsuit was filed in the Judicial District Court of Dallas County, Texas alleging breach of contract, fraud, negligence, negligent retention and supervision, civil conspiracy and harmful access by computer. In July 2002, a preliminary judgment was entered in the amount of $790,000 against Headway and the other defendants. The Company plans to appeal the ruling and believes it will be successful in reducing the amount of the judgment. The net loss for the six months ended June 30, 2002 reflects the full amount of the preliminary judgment.

PART 1. FINANCIAL INFORMATION
                 Item 2. Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

Critical Accounting Policies

Revenue Recognition

Information technology staffing, temporary staffing and human resource staffing revenue is recognized when the temporary personnel perform the related services. Permanent placement revenue is recognized when the placement is employed. Provisions are made for estimated losses in realization (principally due to applicants not remaining in employment for the guaranteed period, usually 90 days) and for bad debts. These provisions are reviewed periodically and have always been found to be adequate based on Headway's experience in this regard.

Executive search services are primarily engaged on a retainer basis. Income from retainer contracts which provide for periodic billings over periods of up to one year, is recognized as earned based on the terms of the contract.

Goodwill

Goodwill prior to the first quarter of 2002 was amortized utilizing the straight-line method over a period of 20 to 30 years. Headway periodically evaluated the carrying value and the periods of amortization of goodwill based on the current and expected future non-discounted income from operations of the entities giving rise to the goodwill to determine whether events and circumstances warranted revised estimates of carrying value or useful lives. No such write-downs were made.

During the first quarter of 2002 Headway Corporate Resources, Inc. and its wholly owned subsidiaries (collectively referred to as the "Company") adopted Statements of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). Under the new rules, goodwill and intangible assets deemed to have indefinite lives are no longer amortized but are subject to annual impairment tests in accordance with the Statement. Other intangible assets continue to be amortized over their useful lives. Under SFAS 142, goodwill impairment is deemed to exist if the net carrying value of a reporting unit's goodwill exceeds its estimated fair value. The Company's reporting units are one level below the operating segments underlying the segments identified in
Note 5-Segment Information. Upon adoption of SFAS 142 in the first quarter of 2002, the Company recorded a one-time, non-cash charge of $45 million to reduce the carrying value of its goodwill. Such charge is non-operational in nature and is reflected as a cumulative effect of an accounting change in the accompanying consolidated statement of operations.

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

Consolidated

Revenues for the three and six months ended June 30, 2002 decreased $17,304,000 and $37,376,000 or 20.8% and 21.6%, respectively, compared with the corresponding periods of the prior year. The decrease was attributable to an overall decline in the demand for the Company's staffing and executive search services as a direct result of weakness in the economy.

The executive search subsidiary, Whitney Partners, LLC (Whitney) contributed $5,432,000 to consolidated revenues in the second quarter of 2002, a decrease of $789,000 from $6,221,000 for the same period in 2001. Whitney's revenues for the six months ended June 30, 2002 were $9,758,000 a decrease of $10,383,000 from $20,141,000 for the same period in 2001. The decrease reflects a sharp decline in the demand for new hires in the financial services industry.

The staffing subsidiary, Headway Corporate Staffing Services, Inc. (HCSS) contributed revenues of $60,445,000 to consolidated revenues in the second quarter of 2002, a decrease of $16,515,000 from $76,960,000 for the same period in 2001. HCSS revenues for the six months ended June 30, 2002 were $125,760,000 a decrease of $26,993,000 from $152,753,000 for the same period in 2001. The decline in revenues was a result of the negative impact of the unfavorable economic conditions on the demand for information technology and clerical staffing services.

Total operating expenses for the three and six months ended June 30, 2002 decreased $17,037,000 and $30,130,000, respectively, compared with the corresponding periods of the prior year. The decrease in operating expenses for the three months ended June 30, 2002 as compared to the same period in 2001 is the result of a $13.9 million decrease in direct costs, a $2.2 million decrease in selling, general and administrative expenses, and a $0.9 million decrease in depreciation and amortization. The decrease in operating expenses for the six months ended June 30, 2002 as compared to the same period in 2001 is the result of a $20.9 million decrease in direct costs, a $7.3 million decrease in selling, general and administrative expenses, and a $1.8 million decrease in depreciation and amortization. Direct costs decreased as a percentage of revenues from 78.8% to 78.4% for the second quarter of 2002 compared with the same period in 2001 while direct costs increased as a percentage of revenues to 80.1% from 74.9% for the six months ended June 30, 2002 compared with the same period in 2001. The increase in direct costs as a percentage of revenues for the six months ended June 30, 2002 compared with the same period in 2001 is a result of a change in Headway's business mix in 2002. Specifically, the executive search and permanent placement business that has no direct costs experienced more significant declines than the staffing business, therefore reducing its percentage of our total revenues. Selling, general and administrative expenses increased as a percentage of revenues from 19.0% in second quarter 2001 to 20.7% in second quarter 2002, and was 20.0% for both the six months ended June 30, 2002 and 2001. The decrease in depreciation and amortization for both the three and six months ended June 30, 2002 as compared to the corresponding periods of the prior year is a result of the adoption of Statements of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"), effective January 1, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives are no longer amortized but are subject to annual impairment tests in accordance with the Statement. Amortization of goodwill recorded for the three and six months ended June 30, 2001 was $1.0 million and $2.0 million, respectively.

Whitney's selling, general and administrative expenses decreased $1.3 million in the second quarter of 2002 to $4.7 million as compared to $6.0 million for the same period last year. Whitney's selling, general and administrative expenses decreased $4.5 million for the six months ended June 30, 2002 to $9.5 million as compared to $13.9 million for the same period last year. The decrease relates primarily to the reduced commissions related to the lower executive search revenues.

HCSS' selling, general and administrative expenses decreased $0.9 million in the second quarter of 2002 to $8.4 million as compared to $9.3 million for the same period last year. HCSS' selling, general and administrative expenses decreased $2.8 million for the six months ended June 30, 2002 to $16.7 million as compared to $19.5 million for the same period last year. The decrease in selling, general and administrative expenses is primarily attributable to the lower commission expense associated with the decline in revenues, as well as staff reductions and other cost-cutting initiatives implemented in the latter half of 2001, offset by a provision of $0.8 million in connection with a preliminary judgment against Headway as a result of a lawsuit (see Note 8).

Interest expense for the three and six months ended June 30, 2002 increased $0.7 million and $2.5 million, respectively, compared with the corresponding periods of the prior year. The increase in interest expense is due to increased amortization of deferred financing costs relating to the amendments completed in April 2002 and August 2001 and an increase in the applicable margin for base rate loans under the Amended Senior Credit Facility.

During the first quarter of 2002 the Company adopted SFAS 142. Under the new rules, goodwill and intangible assets deemed to have indefinite lives are no longer amortized but are subject to annual impairment tests in accordance with the Statement. Other intangible assets continue to be amortized over their useful lives. Under SFAS 142, goodwill impairment is deemed to exist if the net carrying value of a reporting unit's goodwill exceeds its estimated fair value. The Company's reporting units are one level below the operating segments underlying the segments identified in Note 5-Segment Information. Upon adoption of SFAS 142 in the first quarter of 2002, the Company recorded a one-time, non-cash charge of $45 million to reduce the carrying value of its goodwill.

Such charge is non-operational in nature and is reflected as a cumulative effect
of  an  accounting  change  in  the  accompanying   consolidated   statement  of
operations.

Liquidity and Capital Resources

In March 1998, Headway obtained $105 million of financing consisting of $85 million in senior debt, $20 million of equity financing and $10 million of senior subordinated debt. As of June 30, 2002, $72,000,000 in aggregate principal amount was outstanding under the Senior Credit Facility. The Company's Senior Credit Facility matures on June 30, 2003 (see below), resulting in a reclassification of the obligation from a long-term liability at December 31, 2001 to a current liability at June 30, 2002. Substantially all assets of the Company have been pledged as collateral for the senior credit facility.

As of June 30, 2002, $10,000,000 in aggregate principal amount was outstanding under the Senior Subordinated Notes and $20,000,000 in face amount of Series G Convertible Preferred Stock of the Company (the "Preferred Stock") was outstanding. The Senior Subordinated Notes are payable in March 2006 and bear interest at 12% per annum until March 2001, increasing to 14% per annum thereafter. In January 2001, the terms of the senior subordinated notes were amended, including increasing the effective interest rate to 13% until March 2001 and 15% thereafter.

On April 17, 2002, the Senior Credit Facility and Senior Subordinated Notes were amended and the Company entered into the Second Limited Waiver with the Senior Subordinated Notes Holders and the Preferred Stockholders, which provided the following:

(i)  An extension of the Senior Credit Facility maturity date to June 30, 2003.
(ii) A waiver of the events of default on the Senior Subordinated Notes from March 31, 2002 through the "Recap Amendment Termination Date", defined as the earliest of (1) June 30, 2003 or such earlier on date on which the Senior Indebtedness may mature; (2) the date on which all amounts due under the Senior Credit Facility shall have been paid in full in cash; (3) the date on which the Senior Credit Facility is amended or modified in a manner that (A) increases the Base Rate, the Default Rate, the Applicable Margin or any other interest rate on the Senior Indebtedness (B) decreases the PIK Amount (C) increases the amount of fees or other payments due to the Agent or any Lender under the Senior Credit Facility (other than increases made in connection with events of default under the Senior Credit Facility that do not exceed, in the aggregate, 0.50% of the outstanding Senior Indebtedness), or (D) in consideration of which, the Agent (as defined in the Senior Credit Facility) or any Lender under the Senior Credit Facility is issued any additional equity interest in the Company; and (iv) the acceleration of any indebtedness under the Senior Credit Facility or the exercise of any rights or remedies by any of the Lenders under the Senior Credit Facility.
(iii)A waiver of the payment of interest (but not the accrual of interest) under the Senior Subordinated Notes from March 31, 2002 through the Recap Amendment Termination Date.
(iv) A waiver of the Preferred Stock events of default and a waiver of the payment of dividends (but not the accrual of dividends) on the Preferred Stock from March 31, 2002 through the Recap Amendment Termination Date. Under the terms of the Second Limited Waiver, dividends on the Preferred Stock accrue as additional liquidation preference. Accordingly, the accrued dividend balance as of December 31, 2001 has been re-classified from accrued expenses to preferred stock.
(v) A waiver of the increase in interest rate on the Senior Subordinated Notes from 15% to 20% retroactive to July 1, 2001.
(vi) An adjustment to the exercise price of the First Series G Warrants and the Third Series G Warrants to $0.25 per share. The re-pricing of the First Series G Warrants and the Third Series G Warrants resulted in deferred financing costs based on the fair value of the warrants of $73,000, which is being amortized through June 2003.
(vii)Required maintenance of certain amounts of EBITDA, as defined, and maximum amounts of capital expenditures, as defined.
(viii) That the Company take all actions necessary to obtain Common Stockholder Approval at a stockholder meeting to be held no later than July 15, 2002, subject to extension under certain circumstances. Such approval was obtained on July 15, 2002.
(ix) That the Company issue warrants to purchase 2,455,522 shares of common stock at $0.25 per share to the lenders in connection with the amendment of its Senior Credit Facility. Such warrants were issued in April 2002. The issuance of these warrants resulted in deferred financing costs based on the fair value of the warrants of $105,000, which is being amortized through June 2003.

The Senior Subordinated Notes due in 2006 have been classified on the balance sheet as current because the Second Limited Waiver and Amendment is through June 2003.

In May 2002, the holders of the Senior Subordinated Notes and the Series G Convertible Preferred Stock surrendered $474,000 in accrued and unpaid interest on the Senior Subordinated Notes to exercise the Series G Warrants. In connection with this exercise, the Company issued 3.0 million shares of common stock to the Holders.

Net cash provided by operations during the six months ended June 31, 2002 and 2001, was $1,205,000 and $1,715,000, respectively. The cash provided in 2002 was primarily attributable to a decrease in accounts receivable and prepaid and refundable income taxes, and an increase in accounts payable and accrued expenses. The cash provided in 2001 was primarily attributable to a decrease in accounts receivable, and an increase in income taxes payable.

Net cash used in investing activities during the six months ended June 31, 2002 and 2001, was $1,529,000 and $4,895,000, respectively. The cash used for investing activities relates primarily to earnout payments for acquisitions completed during 1997 and 1998 as well as capital expenditures.

Net cash used in financing activities during the six months ended June 30, 2002 was $2,280,000, primarily relating to payments of loan acquisition fees. Net cash provided by financing activities during the six months ended June 30, 2001 of $11,300,000 was primarily a result of additional borrowings under the Company's senior credit facility.

The Company's working capital deficit was $50,731,000 at June 30, 2002, compared to working capital of $34,813,000 at December 31, 2001. The working capital deficiency is a direct result of the reclassification of the Company's borrowing under the Senior Credit Facility and the Senior Subordinated Notes as current liabilities. Notwithstanding this deficiency and assuming the Company continues to meet its bank covenants, management expects that the Company's working capital position will be sufficient to meet all of its working capital needs through June 2003. The Company has met its bank covenants for the three months ended June 30, 2002. However, there can be no assurance that we will continue to do so. The Company is currently evaluating various financing alternatives and exploring strategic options. The Company believes that it will be successful in re-negotiating the terms of its Senior Credit Facility and Senior Subordinated Notes to extend the maturity dates or in finding an additional source of funding. However, if the Company is unable to adequately refinance the Senior Credit Facility by June 2003, the Company may not have adequate liquidity to operate its business.

On January 22, 2002, the Securities and Exchange Commission issued FR-61, Commission Statement about Management's Discussion and Analysis of Financial Condition and Results of Operations. The release sets forth certain views of the Securities and Exchange Commission regarding disclosure that should be considered by registrants. Headway's contractual obligations and commercial commitments are summarized below. The following table includes aggregate information about Headway's contractual obligations as of June 30, 2002 and the periods in which payments are due:

-------------------------------------------------------------------------------
  Contractual Obligations                Payments Due by Period
                                             (in thousands)
-------------------------------------------------------------------------------
                              Total   Less than   1-3 years   4 - 5     After 5
                                       1 year                 years     years
-------------------------------------------------------------------------------
Loans Payable               $82,000   $82,000     $       -   $     -  $     -
-------------------------------------------------------------------------------
Capital Lease Obligations       234       190            44         -        -
-------------------------------------------------------------------------------
Operating Leases              9,318     2,657         3,488     2,090    1,083
-------------------------------------------------------------------------------
Unconditional Purchase
Obligations                    None
-------------------------------------------------------------------------------
Other Long Term
Obligations (1)                 545       545             -         -        -
-------------------------------------------------------------------------------
Total Contractual Cash
Obligations                 $92,097   $85,392    $    3,532  $  2,090  $ 1,083
-------------------------------------------------------------------------------

The following table includes aggregate information about Headway's commercial commitments as of June 30, 2002. Commercial commitments are items that Headway could be obligated to pay in the future. They are not required to be included in the consolidated balance sheet.

-------------------------------------------------------------------------------------
     Other Commercial          Total     Amount of Commitment Expiration Per Period
        Commitments           Amounts                  (in thousands)
                             Committed   --------------------------------------------
                                         Less than    1 - 3      4 - 5      Over 5
                                           1 year     years      years      years
-------------------------------------------------------------------------------------
Lines of Credit                  None
-------------------------------------------------------------------------------------
Standby Letters of Credit      $1,687     $1,687    $      -   $      -   $      -
-------------------------------------------------------------------------------------
Guarantees                       None
-------------------------------------------------------------------------------------
Standby Repurchase               None
Obligations
-------------------------------------------------------------------------------------
Other Commercial                 None
Commitments
-------------------------------------------------------------------------------------
Total Commercial              $ 1,687     $1,687    $       -  $      -   $      -
Commitments
-------------------------------------------------------------------------------------

(1) Represents earnout amounts payable to the former owners of businesses previously acquired by Headway.

      Item 3. Quantitative and Qualitative Disclosures About Market Risk

See Note 3 to the accompanying financial statements.

PART II.  OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In the ordinary course of its business, Headway is periodically threatened with or named as a defendant in various lawsuits, including discrimination, harassment, and other similar claims. Headway maintains insurance in such amounts and with such coverage and deductibles as management believes are reasonable.

In May 2000, a lawsuit was filed in the Judicial District Court of Dallas County, Texas alleging breach of contract, fraud, negligence, negligent retention and supervision, civil conspiracy and harmful access by computer. In July 2002 a preliminary judgment was entered in the amount of $790,000 against Headway and the other defendants. The company plans to appeal the ruling and believes it will be successful in reducing the amount of the judgment. The net loss for the six months ended June 30, 2002 reflects the full amount of the preliminary judgment.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS
None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Annual Meeting of stockholders held on July 15, 2002, the stockholders elected Gary S. Goldstein and Barry S. Roseman as Class 1 directors of Headway to serve for a term of three years. E. Garrett Bewkes, III and Ehud D. Laska continue to serve as Class 2 directors through the Annual Meeting in 2004. Richard B. Salomon continues to serve as a Class 3 director through the Annual Meeting in 2003. The stockholders also ratified at the Annual Meeting the increase in the company's authorized shares and the appointment of Ernst & Young LLP as independent auditors of Headway for 2002.

The number of vote's cast on the foregoing items is as follows:

                                       For             Against           Abstain
Election of Directors

      Gary S. Goldstein             11,379,689           1,136               N/A
      Barry S. Roseman              11,379,689           1,136               N/A

Increased in authorized shares      11,149,651         934,136            31,775

Appointment of Ernst & Young        11,926,206          61,271           128,085

ITEM 5.  OTHER INFORMATION
None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

EXHIBITS: Included as Exhibit No. 99.1 is the certificate required by the Sarbanes-Oxley Act of 2002.

REPORTS ON FORM 8-K:    None

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              HEADWAY CORPORATE RESOURCES, INC.

Date: August 14, 2002         By:   /s/ Barry S. Roseman
                                    -------------------------------------
                                    Barry S. Roseman
                                    President and Chief Operating Officer


Date: August 14, 2002         By:   /s/ Philicia G. Levinson
                                    ------------------------------------
                                    Philicia G. Levinson
                                    Senior Vice President and
                                    Chief Financial Officer