Form 10-Q
period 2002-09-30
HEADWAY CORPORATE RESOURCES INC
filed 2002-11-14
CIK 914435

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

   [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                     For the period ended September 30, 2002

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

                                 Not Applicable
         (Former name, former address and former fiscal year, if changed since last report)

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

                                    FORM 10-Q
              HEADWAY CORPORATE RESOURCES, INC. AND SUBSIDIARIES

                                      INDEX

                                                                         Page

PART I.        Financial Information                                      3

     Item 1.   Financial Statements                                       3

                  Consolidated Balance Sheets
                  September 30, 2002 (Unaudited) and December 31, 2001    3

                  Unaudited Consolidated Statements of Operations
                  Three and Nine Months Ended September 30, 2002 and 2001 4

                  Unaudited Consolidated Statement of Stockholders'
                  Equity/(Deficit) Nine Months Ended September 30, 2002   5

                  Unaudited Consolidated Statements of Cash Flows
                  Nine Months Ended September 30, 2002 and 2001           7

                  Notes to Consolidated Financial Statements              8

     Item 2.   Management's Discussion and Analysis of
               Financial Condition and Results of Operations             14

     Item 3.   Quantitative and Qualitative Disclosures About Market
               Risk                                                      18

     Item 4.   Controls and Procedures                                   18

PART II.       Other Information                                         19

     Item 1.   Legal Proceedings                                         19

     Item 3.   Defaults upon Senior Securities                           19

     Item 6.   Exhibits and Reports on Form 8-K                          19

Signatures                                                               20

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

PART 1. FINANCIAL INFORMATION
     Item 1. Financial Statements
              Headway Corporate Resources, Inc. and Subsidiaries
                           Consolidated Balance Sheets
                    (Dollars in Thousands, except share data)

                                                             September     December 31,
                                                             30, 2002         2001
                                                           -----------------------------
Assets                                                      (Unaudited)
Current assets:
Cash and cash equivalents                                   $     7,937  $     8,641
Accounts receivable, trade, net                                  32,563       37,713
Prepaid expenses and other current assets                         2,555        2,181
Deferred financing costs, current                                 1,389          979
Prepaid and refundable income taxes                               4,817        4,279
                                                           -----------------------------
Total current assets                                             49,261       53,793

Property and equipment, net                                       5,040        5,691

Goodwill                                                         42,440       87,313
Deferred financing costs                                            437          509
Other assets                                                      1,947        1,858
                                                           -----------------------------
Total assets                                                $    99,125  $   149,164
                                                           =============================

Liabilities and stockholders' (deficit) equity
Current liabilities:

Loans payable in default                                    $    82,000   $        -
Accounts payable                                                  1,372        1,302
Accrued expenses                                                  7,453        7,848
Accrued payroll                                                  10,234        8,319
Capital lease obligations, current portion                          162          224
Earnouts payable                                                    245        1,287
                                                          ------------------------------
Total current liabilities                                       101,466       18,980

Capital lease obligations, less current portion                      19          111
Long-term debt                                                        -       82,000
Deferred rent                                                       957        1,073
Deferred income taxes                                               307          307
Other liabilities                                                     -          264

Commitments and contingencies
Preferred stock---$.0001 par value, 5,000,000 shares
  authorized: Series G, convertible preferred
  stock--$.0001 par value, 1,000 shares authorized and
  outstanding (aggregate liquidation value $22,717),
  currently redeemable by its terms.                             22,717       20,000

Stockholders' (deficit) equity
Common stock---$.0001 par value, 20,000,000 shares
  authorized, 13,914,627 and 10,914,627 shares issued and
  outstanding at September 30, 2002 and December 31,
  2001, respectively                                                  1            1
Additional paid-in capital                                       18,920       18,268
Notes receivable                                                    (71)         (71)
Deferred compensation                                              (295)        (382)
(Accumulated deficit) / retained earnings                       (44,636)       9,220
Other comprehensive loss                                           (260)        (607)
                                                          ------------------------------
Total stockholders' (deficit) equity                            (26,341)      26,429
                                                          ------------------------------
Total liabilities and stockholders' (deficit) equity        $    99,125   $  149,164
                                                          ==============================

See accompanying notes.

               Headway Corporate Resources, Inc. and Subsidiaries

                      Consolidated Statements of Operations
                                   (Unaudited)
                 (Dollars in Thousands, except per share data)

                                          Three months ended         Nine months ended
                                             September 30,              September 30,
                                            2002         2001          2002          2001
                                      -----------------------------------------------------
Revenues                               $   66,560   $   76,140    $  202,078    $  249,034

Operating expenses:
   Direct costs                            54,875       61,349       163,382       190,801
   Selling, general and                    11,759       13,833        38,925        48,339
   administrative
   Depreciation and amortization              589        1,515         1,555         4,326
                                      -----------------------------------------------------
                                           67,223       76,697       203,862       243,466

Operating (loss) income                      (663)        (557)       (1,784)        5,568

Other (income) expenses:
   Interest expense                         2,623        2,926         9,376         7,162
   Interest income                            (12)         (44)          (53)          (72)
                                      -----------------------------------------------------
                                            2,611        2,882         9,323         7,090

Loss before income tax benefit and
  cumulative effect of accounting
  change                                   (3,274)      (3,439)      (11,107)       (1,522)
Income tax benefit                         (1,419)      (1,422)       (3,843)         (583)
                                      -----------------------------------------------------
Loss before cumulative effect of           (1,855)      (2,017)       (7,264)         (939)
  accounting change

Cumulative effect of accounting change          -            -       (45,000)            -
                                      -----------------------------------------------------
Net loss                                   (1,855)      (2,017)      (52,264)         (939)

Preferred dividend requirements              (555)        (375)       (1,592)       (1,125)
                                      -----------------------------------------------------
Net loss available for common
stockholders                           $   (2,410)  $   (2,392)   $  (53,856)   $   (2,064)
                                      =====================================================
Basic and diluted loss per share:

  Basic and diluted loss per common
    share before cumulative effect     $     (.18)  $     (.22)   $     (.73)   $     (.19)
    of accounting change
  Cumulative effect of accounting
  change                                        -            -         (3.72)            -
                                      -----------------------------------------------------
  Basic and diluted loss per common
  share                               $      (.18) $      (.22)  $     (4.45)  $      (.19)
                                      =====================================================

See accompanying notes.

              Headway Corporate Resources, Inc. and Subsidiaries

           Consolidated Statement of Stockholders' Equity (Deficit)
                      Nine Months Ended September 30, 2002
                                 (Unaudited)
                   (Dollars in thousands, except share data)

    ---------------------------------------------------------------------------------------
                                                       Additional
                                      Common Stock       Paid-in        Notes        Deferred
                                     Shares   Amount     Capital     Receivable    Compensation
    ---------------------------------------------------------------------------------------
    Balance at December 31, 2001   10,914,627 $    1 $    18,268    $   (71)      $   (382)
    Amortization of stock-based
    compensation                          -         -          -          -             87
    Preferred stock dividends             -         -          -          -              -
    Exercise of warrants           3,000,000        -        474          -              -
    Repricing of warrants (Note 6)        -         -         73          -              -
    Issuance of warrants (Note 6)         -         -        105          -              -
    Translation adjustment                -         -          -          -              -
    Change in fair value of derivative    -         -          -          -              -
    Net loss                              -         -          -          -              -
    Comprehensive loss                    -         -          -          -              -
    ---------------------------------------------------------------------------------------
    Balance at September 30, 2002  13,914,627 $    1 $    18,920    $   (71)     $    (295)
    ---------------------------------------------------------------------------------------

       See accompanying notes.

              Headway Corporate Resources, Inc. and Subsidiaries

                      Nine Months Ended September 30, 2002
                                 (Unaudited)
                      (Dollars in thousands, except share data)

-------------------------------------------------------------------------
                                    Retained     Accumulated
                                    Earnings        Other           Total
                                   (Accumulated   Comprehensive   Stockholders'
                                    Deficit)        (Loss)       Equity(Deficit)
-------------------------------------------------------------------------
Balance at December 31, 2001       $    9,220       $     (607)  $ 26,429
Amortization of stock-based
compensation                                -                -         87
Preferred stock dividends              (1,592)               -     (1,592)
Exercise of warrants                        -                -        474
Repricing of warrants (Note 6)              -                -         73
Issuance of warrants (Note 6)               -                -        105
Translation adjustment                      -               83         83
Change in fair value of drivative           -              264        264
Net loss                              (52,264)               -    (52,264)
                                                                  --------
Comprehensive loss                          -                -    (51,917)
-------------------------------------------------------------------------
Balance at September 30, 2002      $  (44,636)      $     (260)  $(26,341)
-------------------------------------------------------------------------
See accompanying notes.

              Headway Corporate Resources, Inc. and Subsidiaries

                      Consolidated Statements of Cash Flows
                                   (Unaudited)
                             (Dollars in Thousands)

                                                           Nine months ended September 30,
                                                               2002          2001
                                                          ------------------------------
Operating activities:
Net loss                                                     $  (52,264)   $     (939)
Adjustments to reconcile net loss to net cash provided by
Operating activities:
Cumulative effect of accounting change                           45,000             -
Depreciation and amortization                                     1,555         4,326
Amortization of deferred financing costs                          2,473           913
Provision for bad debt                                              220           293
Amortization of deferred compensation                                87            86
Changes in assets and liabilities
   Accounts receivable                                            5,045         9,746
   Prepaid expenses and other assets                               (760)       (1,264)
   Prepaid and refundable income taxes                             (425)            -
   Other assets                                                     (91)           47
   Accounts payable and accrued expenses                          1,104        (2,294)
   Accrued payroll                                                1,997        (5,101)
   Income taxes payable                                               -          (408)
   Deferred rent                                                   (116)          (84)
                                                          ------------------------------
Net cash provided by operating activities                         3,825         5,321
                                                          ------------------------------

Investing activities:
Expenditures for property and equipment                            (877)       (1,149)
Repayment from notes receivable                                       -            13
Cash paid for acquisitions                                       (1,172)       (4,623)
                                                          ------------------------------
Net cash (used in) investing activities                          (2,049)       (5,759)
                                                          ------------------------------

Financing activities:
Net proceeds from long-term debt                                      -        12,300
Payment of capital lease obligations                               (154)         (231)
Payments of loan acquisition fees                                (2,231)         (325)
Cash dividends paid                                                   -          (750)
                                                          ------------------------------
Net cash (used in) provided by financing activities              (2,385)       10,994
                                                          ------------------------------

Effect of exchange rate changes on cash and cash                    (95)          (83)
  equivalents
                                                          ------------------------------

(Decrease) increase in cash and cash equivalents                   (704)       10,473
Cash and cash equivalents at beginning of period                  8,641         1,549
                                                          ------------------------------
Cash and cash equivalents at end of period                  $     7,937   $    12,022
                                                          ==============================

Non-cash Financing Activity
In May 2002, the holders of the Senior Subordinated Notes and the Series G Convertible Preferred Stock exchanged $474,000 in accrued and unpaid interest on the Senior Subordinated Notes to exercise the Series G Warrants. In connection with this exercise, the Company issued 3.0 million shares of common stock to the Holders.

              HEADWAY CORPORATE RESOURCES, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                    Unaudited

                               September 30, 2002

(1) BASIS OF PRESENTATION

Headway Corporate Resources, Inc. and its wholly owned subsidiaries (collectively referred to as the "Company") provide strategic staffing solutions and personnel worldwide. Its operations include information technology staffing, temporary staffing, human resource staffing, permanent placement and executive search. Headquartered in New York, the Company has temporary staffing offices in California, Connecticut, Florida, New Jersey, North Carolina, Virginia, and Texas and executive search offices in New York, Illinois, Massachusetts, the United Kingdom, Hong Kong and Australia. These consolidated financial statements include the accounts of Headway Corporate Resources, Inc. and its subsidiaries.

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002.

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

The Company's working capital deficit was $52,205,000 at September 30, 2002, compared to working capital of $34,813,000 at December 31, 2001. As of September 30, 2002, $72,000,000 in aggregate principal amount was outstanding under a senior credit facility ("Senior Credit Facility"), and $10,000,000 in aggregate principal amount was outstanding under certain senior subordinated notes (the "Senior Subordinated Notes"). The working capital deficiency is a direct result of the reclassification of the Company's borrowing under the Senior Credit Facility and the Senior Subordinated Notes as current liabilities. As of September 30, 2002, the Company is in default of the Senior Credit Facility, the indenture pertaining to the Senior Subordinated Notes (the "Indenture"), and the terms of the Company's outstanding Series G Convertible Preferred Stock (the "Preferred Stock"), with respect to the required maintenance of certain amounts of EBITDA, as defined. Notwithstanding the working capital deficiency, the Company believes that it has sufficient liquidity to operate its business through June 2003, the expiration date of the Senior Credit Facility, assuming that the lenders under the Senior Credit Facility, the holders of the Senior Subordinated Notes and the holders of the Preferred Stock (collectively "the Senior Creditors") do not exercise their rights of acceleration or redemption, as the case may be. The Senior Creditors have not, as of the date hereof, given any indication to the Company that they wish to accelerate or redeem, as the case may be. Although there can be no assurance, the Company believes that it is in the best interest of the Company and each of the Senior Creditors to negotiate amendments or waivers under the respective documents. If the Company is unable to obtain the necessary amendments or waivers, and the Senior Creditors elect to accelerate or redeem, or the Company is unable to adequately refinance the Senior Credit Facility by June 2003, the Company may not have adequate liquidity to operate as a "going concern".


(2) GOODWILL

In June 2001, the Financial Accounting Standards Board ("FASB") issued Statements of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations", effective for all combinations initiated after June 30, 2001, and

No. 142, "Goodwill and Other Intangible Assets". Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statement. Other intangible assets will continue to be amortized over their useful lives.

Upon adoption of SFAS No. 142 in the first quarter of 2002, the Company recorded a one-time, non-cash charge of $45 million to reduce the carrying value of its goodwill. Such charge is non-operational in nature and is reflected as a cumulative effect of an accounting change in the accompanying consolidated statement of operations. In calculating the impairment charge, the fair value of the impaired reporting units underlying the business segments (see Note 5) were estimated using a discounted cash flow methodology.

A summary of the change in the Company's goodwill during the nine months ended September 30, 2002, by reporting units is as follows:

                                           Goodwill
                  -----------------------------------------------------------
                   January 1,     Adjustments    Impairments     September
                      2002            (i)                         30, 2002
                  -------------  --------------  -------------  -------------
Executive Search  $ 11,086,000     $ 61,000      $ (8,200,000)  $ 2,947,000
Temporary           42,415,000       66,000       (10,800,000)   31,681,000
Staffing
Technology          33,812,000            -       (26,000,000)    7,812,000
Staffing
                  -------------  --------------  -------------  -------------
Total             $ 87,313,000     $127,000      $(45,000,000)  $42,440,000
                  =============  ==============  =============  =============

(i)During the nine months ended September 30, 2002, additional purchase price of $127,000 was recorded as goodwill upon the determination that the earnouts had been met on certain acquisitions made in 1997, 1998 and 1999.

The 2001 results on a historical basis do not reflect the provisions of SFAS No.
142. Had the Company adopted SFAS No. 142 on January 1, 2001 and ceased to amortize goodwill at such date, the historical net loss and basic and diluted net loss per common share would have been changed to the adjusted amounts indicated below:

                                   Nine Months Ended September 30, 2001
                                   ------------------------------------
                                                   Net loss per basic
                                      Net loss     and diluted common
                                                          share
                                   ------------------------------------
As reported--historical basis        $(2,064,000)     $     (.19)
Add:  Goodwill amortization            3,003,000             .28
Income tax impact                     (1,306,000)           (.12)
                                   ------------------------------------
Adjusted                             $  (367,000)     $     (.03)
                                   ====================================

                                   Three Months Ended September 30, 2001
                                   ------------------------------------
                                                   Net loss per basic
                                      Net loss     and diluted common
                                                          share
                                   ------------------------------------
As reported--historical basis        $(2,392,000)     $     (.22)
Add:  Goodwill amortization              995,000             .09
Income tax impact                       (433,000)           (.04)
                                   ------------------------------------
Adjusted                             $(1,830,000)     $     (.17)
                                   ====================================


(3) DERIVATIVE FINANCIAL INSTRUMENTS

The Company used interest rate swap contracts for hedging purposes. The Company had entered into interest rate swap agreements that effectively converted a portion of its floating-rate debt to a fixed-rate basis through April 18, 2002, thus reducing the impact of interest-rate changes on interest expense. Approximately $30,000,000 of the Company's outstanding long-term debt was designated as the hedged item to an interest rate swap agreement which expired on April 18, 2002. For interest rate swaps, the net amounts paid or received and net amounts accrued through the end of the accounting period were included in interest expense. Unrealized gains or losses on interest rate swap contracts were not recognized in income. During the nine months ended September 30, 2002, the Company recognized a change in fair value of the derivative of $264,000 related to the change in fair value of the interest rate swap contract which is net of applicable income taxes of $16,000 as a component of other comprehensive income.

(4) LOSS PER SHARE

The following table sets forth the computation of basic and diluted loss per share:

                                         Three months ended        Nine months ended
                                            September 30,             September 30,
                                            2002        2001          2002        2001
                                      ------------------------------------------------------
Numerator:
Net loss                               $(1,855,000) $(2,017,000) $(52,264,000) $  (939,000)
Cumulative effect of accounting
  change                                         -            -    45,000,000            -
Preferred dividend requirements           (555,000)    (375,000)   (1,592,000)  (1,125,000)
                                      ------------------------------------------------------
Numerator for basic and diluted
loss per share - net loss
available for common stockholders
before cumulative effect of
accounting change                       (2,410,000)  (2,392,000)   (8,856,000)  (2,064,000)
                                      ======================================================
Denominator:
Denominator for basic and diluted
loss per share-- weighted average
shares                                  13,729,627   10,729,627    12,092,264   10,729,627
                                      ======================================================
Basic and diluted loss per share
before cumulative effect of
accounting change                      $      (.18) $      (.22) $       (.73) $     (.19)
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

                                        Three months ended         Three months ended
                                        September 30, 2002         September 30, 2001
                                   --------------------------------------------------------
                                      Staffing     Executive    Staffing      Executive
                                                    Search                      Search
                                   --------------------------------------------------------
Revenues                           $ 63,529,000  $ 3,031,000  $ 71,970,000  $ 4,170,000
Segment (loss)                         (625,000)    (538,000)  (1,131,000)     (263,000)

                                        Nine months ended           Nine months ended
                                        September 30, 2002          September 30, 2001
                                   --------------------------------------------------------
                                     Staffing     Executive     Staffing      Executive
                                                   Search                       Search
                                   --------------------------------------------------------
Revenues                           $189,289,000  $12,789,000  $224,723,000  $ 24,311,000
Segment (loss) profit                (3,237,000)  (1,255,000)   (2,406,000)    2,973,000

A reconciliation of combined segment (loss) profit to consolidated net (loss) is as follows:

                                        Three months ended    Nine months ended
                                           September 30                   September 30
                                       2002         2001          2002           2001
                                   --------------------------------------------------------
Total (loss) profit for
 reportable segments               $ (1,163,000  $(1,394,000) $ (4,492,000) $    567,000
Unallocated amounts:
Interest expense                       (575,000)    (466,000)   (2,761,000)   (1,017,000)
Corporate overhead                     (473,000)    (386,000)   (1,439,000)   (1,411,000)
Cumulative effect of accounting
 change                                       -            -   (45,000,000)            -
Income tax benefit                      356,000      229,000     1,428,000       922,000
                                   --------------------------------------------------------
Net (loss)                         $ (1,855,000) $(2,017,000) $(52,264,000) $   (939,000)
                                   ========================================================

                                       10

(6) LONG-TERM DEBT AND CREDIT FACILITIES

In March 1998, Headway obtained $105 million of financing consisting of $85 million in senior debt, $20 million of equity financing and $10 million of senior subordinated debt. As of September 30, 2002, $72,000,000 in aggregate principal amount was outstanding under the Company's Senior Credit Facility. The Company's Senior Credit Facility matures on June 30, 2003 (see below), resulting in a reclassification of the obligation from a long-term liability at December 31, 2001 to a current liability at September 30, 2002. Substantially all assets of the Company have been pledged as collateral for the senior credit facility.

As of September 30, 2002, the Company is in default of the Senior Credit Facility, the Indenture and the terms of the Preferred Stock, with respect to the required maintenance of certain amounts of EBITDA, as defined. Upon the occurrence and during the continuation of an event of default, the holders of the Preferred Stock may require redemption of the Preferred Stock by the Company.

As of September 30, 2002, $10,000,000 in aggregate principal amount was outstanding under the Senior Subordinated Notes and $20,000,000 in face amount of Preferred Stock was outstanding. The Senior Subordinated Notes are payable in March 2006 and originally bore interest at 12% per annum until March 2001, increasing to 14% per annum thereafter. In January 2001, the terms of the Senior Subordinated Notes were amended, including increasing the effective interest rate to 13% until March 2001 and 15% thereafter.

On April 17, 2002, the Senior Credit Facility and Senior Subordinated Notes were amended and the Company entered into the Second Limited Waiver with the holders of the Senior Subordinated Notes Holders and Preferred Stock, which provided the following:

(i)  An extension of the Senior Credit Facility maturity date to June 30, 2003.
(ii) A waiver of the events of default on the Senior Subordinated Notes from March 31, 2002 through the "Recap Amendment Termination Date", defined as the earliest of (1) June 30, 2003 or such earlier on date on which the Senior Credit Facility may mature; (2) the date on which all amounts due under the Senior Credit Facility shall have been paid in full in cash; (3) the date on which the Senior Credit Facility is amended or modified in a manner that (A) increases the Base Rate, the Default Rate, the Applicable Margin or any other interest rate on the Senior Indebtedness (B) decreases the PIK Amount (C) increases the amount of fees or other payments due to the agent or any lender under the Senior Credit Facility (other than increases made in connection with events of default under the Senior Credit Facility that do not exceed, in the aggregate, 0.50% of the outstanding payment obligations under the Senior Credit Facility), or (D) in consideration of which, the agent or any lender under the Senior Credit Facility is issued any additional equity interest in the Company; and (4) the acceleration of any indebtedness under the Senior Credit Facility or the exercise of any rights or remedies by any of the lenders under the Senior Credit Facility.
(iii)A waiver of the payment of interest (but not the accrual of interest) under the Senior Subordinated Notes from March 31, 2002 through the Recap Amendment Termination Date.
(iv) A waiver of the Preferred Stock events of default and a waiver of the payment of dividends (but not the accrual of dividends) on the Preferred Stock from March 31, 2002 through the Recap Amendment Termination Date. Under the terms of the Second Limited Waiver, dividends on the Preferred Stock accrue as additional liquidation preference. Accordingly, the accrued dividend balance as of December 31, 2001 has been re-classified from accrued expenses to preferred stock.
(v) A waiver of the increase in interest rate on the Senior Subordinated Notes from 15% to 20% retroactive to July 1, 2001.
(vi) An adjustment to the exercise price of the First Series G Warrants and the Third Series G Warrants to $0.25 per share. The re-pricing of the First Series G Warrants and the Third Series G Warrants resulted in deferred financing costs based on the fair value of the warrants of $73,000, which is being amortized through June 2003.
(vii)Required maintenance of certain amounts of EBITDA, as defined, and maximum amounts of capital expenditures, as defined.
(viii) That the Company take all actions necessary to obtain common stockholder approval of an increase in the number of authorized common shares of the Company to 80,000,000 at a stockholder meeting to be held no later than July 15, 2002, subject to extension under certain circumstances. Such approval was obtained on July 15, 2002.
(ix) That the Company issue warrants to purchase 2,455,522 shares of common stock at $0.25 per share to the lenders in connection with the amendment of its Senior Credit Facility. Such warrants were issued in April 2002. The issuance of these warrants resulted in deferred financing costs based on the fair value of the warrants of $105,000, which is being amortized through June 2003.

The Senior Subordinated Notes due March 2006 have been classified on the balance sheet as current because the Second Limited Waiver and Amendment is through June 2003 and due to the default.

In May 2002,  the  holders of the Senior  Subordinated  Notes and the  Preferred
Stock exchanged $474,000 in accrued and unpaid interest on the Senior Subordinated Notes to exercise the Series G Warrants. In connection with this exercise, the Company issued 3.0 million shares of common stock to the holders.

The Company is currently negotiating with its lenders under the Senior Credit Facility and the holders of its Senior Subordinated Notes and Preferred Stock for a waiver, amendment or equity exchange of the Senior Credit Facility, Indenture and Certificate of Designations, respectively. The Company believes that it has sufficient liquidity to operate its business through June 2003, the expiration date of the Senior Credit Facility, assuming that the lenders under the Senior Credit Facility, the holders of the Senior Subordinated Notes and the holders of the Preferred Stock (collectively "the Senior Creditors") do not exercise their rights of acceleration or redemption, as the case may be. The Senior Creditors have not, as of the date hereof, given any indication to the Company that they wish to accelerate or redeem, as the case may be. Although there can be no assurance, the Company believes that it is in the best interest of the Company and each of the Senior Creditors to negotiate amendments or waivers under the respective documents. If the Company is unable to obtain the necessary amendments or waivers, and the Senior Creditors elect to accelerate or redeem, or the Company is unable to adequately refinance the Senior Credit Facility by June 2003, the Company may not have adequate liquidity to operate its business.

(7) COMPREHENSIVE LOSS

During the nine months ended September 30, 2002 and 2001, total comprehensive loss amounted to $(51,917,000) and $(1,426,000), respectively, and during the three months ended September 30, 2002 and 2001, total comprehensive loss amounted to $(1,833,000) and $(2,029,000), respectively.

(8) LEGAL PROCEEDINGS

In the ordinary course of its business, Headway is periodically threatened with or named as a defendant in various lawsuits, including discrimination, harassment, and other similar claims. Headway maintains insurance in such amounts and with such coverage and deductibles as management believes are reasonable.

In May 2000, a lawsuit was filed in the Judicial District Court of Dallas County, Texas alleging breach of contract, fraud, negligence, negligent retention and supervision, civil conspiracy and harmful access by computer. In July 2002, a judgment was entered in the amount of $790,000 against Headway and the other defendants. The Company plans to appeal the ruling and believes it will be successful in reducing the amount of the judgment. The net loss for the nine months ended September 30, 2002 reflects the full amount of the judgment.

(9) IMPACT OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-lived Assets", effective for fiscal years beginning after December 15, 2001. This standard superceded SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be disposed of", and provided a single accounting model for long-lived assets to be disposed of. The new standard also superceded the provisions of APB Opinion No. 30 with regard to reporting the effects of a disposal of a segment of a business and required expected future operating losses from discontinued operations in the period(s) in which the losses are incurred. SFAS No. 144 was effective for the Company beginning with the first quarter of 2002 and its adoption did not have a material impact on the Company's results of operations or financial positions.

In April 2002, the FASB issued SFAS No. 145, "Recision of SFAS Nos. 4, 44 and 64, Amendment of SFAS No. 13, and Technical Corrections as of April 2000". SFAS No. 145 revises the criteria for classifying the extinguishment of debt as extraordinary and the accounting treatment of certain lease modifications. SFAS No. 145 is effective in fiscal 2003 and is not expected to have a material impact on the Company's consolidated financial statements.

In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". SFAS No. 146 provides guidance on the timing of the recognition of costs associated with exit or disposal activities. The new guidance requires costs associated with exit or disposal activities to be recognized when incurred. Previous guidance required recognition of costs at the date of commitment to an exit or disposal plan. The provisions of the statement are to be adopted prospectively after December 31, 2002. Although SFAS No. 146 may impact the accounting for costs related to exit or disposal activities the Company may enter into in the future, particularly the timing of recognition of these costs, the adoption of the statement will not have an impact on the Company's present financial condition or results of operations.

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

During the first quarter of 2002 the Company adopted Statements of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). Under the new rules, goodwill and intangible assets deemed to have indefinite lives are no longer amortized but are subject to annual impairment tests in accordance with the Statement. Other intangible assets continue to be amortized over their useful lives. Under SFAS 142, goodwill impairment is deemed to exist if the net carrying value of a reporting unit's goodwill exceeds its estimated fair value. The Company's reporting units are one level below the operating segments underlying the segments identified in Note 5-"Business Segments". Upon adoption of SFAS 142 in the first quarter of 2002, the Company recorded a one-time, non-cash charge of $45 million to reduce the carrying value of its goodwill. Such charge is non-operational in nature and is reflected as a cumulative effect of an accounting change in the accompanying consolidated statement of operations.

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

Consolidated

Revenues for the three and nine months ended September 30, 2002 decreased $9,580,000 and $46,956,000 or 12.6% and 18.9%, respectively, compared with the corresponding periods of the prior year. The decrease was attributable to an overall decline in the demand for the Company's staffing and executive search services as a direct result of weakness in the economy.

The executive search subsidiary, Whitney Partners, LLC (Whitney) contributed $3,031,000 to consolidated revenues in the third quarter of 2002, a decrease of

$1,139,000 from $4,170,000 for the same period in 2001. Whitney's revenues for the nine months ended September 30, 2002 were $12,789,000 a decrease of $11,522,000 from $24,311,000 for the same period in 2001. The decrease reflects a sharp decline in the demand for new hires in the financial services industry.

The staffing subsidiary, Headway Corporate Staffing Services, Inc. (HCSS) contributed revenues of $63,529,000 to consolidated revenues in the third quarter of 2002, a decrease of $8,441,000 from $71,970,000 for the same period in 2001. HCSS revenues for the nine months ended September 30, 2002 were $189,289,000 a decrease of $35,434,000 from $224,723,000 for the same period in
2001. The decline in revenues was a result of the negative impact of the unfavorable economic conditions on the demand for information technology and clerical staffing services.

Total operating expenses for the three and nine months ended September 30, 2002 decreased $9,474,000 and $39,604,000, respectively, compared with the corresponding periods of the prior year. The decrease in operating expenses for the three months ended September 30, 2002 as compared to the same period in 2001 is the result of a $6.5 million decrease in direct costs, a $2.1 million decrease in selling, general and administrative expenses, and a $0.9 million decrease in depreciation and amortization. The decrease in operating expenses for the nine months ended September 30, 2002 as compared to the same period in 2001 is the result of a $27.4 million decrease in direct costs, a $9.4 million decrease in selling, general and administrative expenses, and a $2.8 million decrease in depreciation and amortization. Direct costs increased as a percentage of revenues from 80.6% to 82.4% for the third quarter of 2002 compared with the same period in 2001. Direct costs increased as a percentage of revenues to 80.9% from 76.6% for the nine months ended September 30, 2002 compared with the same period in 2001. The increase in direct costs as a percentage of revenues for the three and nine months ended September 30, 2002 compared with the same period in 2001 is a result of a change in Headway's business mix in 2002. Specifically, the executive search and permanent placement business that has no direct costs experienced more significant declines than the staffing business, therefore reducing its percentage of our total revenues. Selling, general and administrative expenses decreased as a percentage of revenues from 18.2% in third quarter 2001 to 17.7% in third quarter 2002.
Selling, general and administrative expenses decreased as a percentage of revenues from 19.4% to 19.3% for the nine months ended September 30, 2002 as compared to the same period in 2001. The decrease in depreciation and amortization for both the three and nine months ended September 30, 2002 as compared to the corresponding periods of the prior year is a result of the adoption of Statements of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"), effective January 1, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives are no longer amortized but are subject to annual impairment tests in accordance with the Statement. Amortization of goodwill recorded for the three and nine months ended September 30, 2001 was $1.0 million and $3.0 million, respectively.

Whitney's selling, general and administrative expenses decreased $0.9 million in the third quarter of 2002 to $4.1 million as compared to $5.0 million for the same period last year. Whitney's selling, general and administrative expenses decreased $5.4 million for the nine months ended September 30, 2002 to $13.6 million as compared to $19.0 million for the same period last year. The decrease relates primarily to the reduced commissions related to the lower executive search revenues.

HCSS' selling, general and administrative expenses decreased $1.3 million in the third quarter of 2002 to $7.1 million as compared to $8.4 million for the same period last year. HCSS' selling, general and administrative expenses decreased $4.0 million for the nine months ended September 30, 2002 to $23.9 million as compared to $27.9 million for the same period last year. The decrease in selling, general and administrative expenses is primarily attributable to the lower commission expense associated with the decline in revenues, as well as staff reductions and other cost-cutting initiatives implemented in the latter half of 2001, offset by a provision of $0.8 million in connection with a judgment against Headway as a result of a lawsuit (see Note 8).

Interest expense for the three and nine months ended September 30, 2002 increased $0.3 million and $2.2 million, respectively, compared with the corresponding periods of the prior year. The increase in interest expense is due to increased amortization of deferred financing costs relating to the amendments completed in April 2002 and August 2001 and an increase in the applicable margin for base rate loans under the Amended Senior Credit Facility.

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

Liquidity and Capital Resources

As of September 30, 2002, $72,000,000 in aggregate principal amount was outstanding under the Company's Senior Credit Facility. The Company's Senior Credit Facility matures on June 30, 2003 (see below), resulting in a reclassification of the obligation from a long-term liability at December 31, 2001 to a current liability at September 30, 2002. Substantially all assets of the Company have been pledged as collateral for the senior credit facility.

As of September 30, 2002, the Company is in default of the Senior Credit Facility, the indenture pertaining to the Senior Subordinated Notes (the "Indenture") and the terms of the Company's outstanding Series G Convertible Preferred Stock (the "Preferred Stock"), with respect to the required maintenance of certain amounts of EBITDA, as defined. Upon the occurrence and during the continuation of an event of default the holders of the Preferred Stock may require redemption of the Preferred Stock by the Company.

As of September 30, 2002, $10,000,000 in aggregate principal amount was outstanding under the Senior Subordinated Notes and $20,000,000 in face amount of Preferred Stock was outstanding. The Senior Subordinated Notes are payable in March 2006 and originally bore interest at 12% per annum until March 2001, increasing to 14% per annum thereafter. In January 2001, the terms of the Senior Subordinated Notes were amended, including increasing the effective interest rate to 13% until March 2001 and 15% thereafter.

On April 17, 2002, the Senior Credit Facility and Senior Subordinated Notes were amended and the Company entered into the Second Limited Waiver with the holders of the Senior Subordinated Notes Holders and Preferred Stock, which provided the following:

(i)  An extension of the Senior Credit Facility maturity date to June 30, 2003.
(ii) A waiver of the events of default on the Senior Subordinated Notes from March 31, 2002 through the "Recap Amendment Termination Date", defined as the earliest of (1) June 30, 2003 or such earlier on date on which the Senior Credit Facility may mature; (2) the date on which all amounts due under the Senior Credit Facility shall have been paid in full in cash; (3) the date on which the Senior Credit Facility is amended or modified in a manner that (A) increases the Base Rate, the Default Rate, the Applicable Margin or any other interest rate on the Senior Indebtedness (B) decreases the PIK Amount (C) increases the amount of fees or other payments due to the agent or any lender under the Senior Credit Facility (other than increases made in connection with events of default under the Senior Credit Facility that do not exceed, in the aggregate, 0.50% of the outstanding payment obligations under the Senior Credit Facility), or (D) in consideration of which, the agent or any lender under the Senior Credit Facility is issued any additional equity interest in the Company; and (4) the acceleration of any indebtedness under the Senior Credit Facility or the exercise of any rights or remedies by any of the lenders under the Senior Credit Facility.
(iii)A waiver of the payment of interest (but not the accrual of interest) under the Senior Subordinated Notes from March 31, 2002 through the Recap Amendment Termination Date.
(iv) A waiver of the Preferred Stock events of default and a waiver of the payment of dividends (but not the accrual of dividends) on the Preferred Stock from March 31, 2002 through the Recap Amendment Termination Date. Under the terms of the Second Limited Waiver, dividends on the Preferred Stock accrue as additional liquidation preference. Accordingly, the accrued dividend balance as of December 31, 2001 has been re-classified from accrued expenses to preferred stock.
(v) A waiver of the increase in interest rate on the Senior Subordinated Notes from 15% to 20% retroactive to July 1, 2001.
(vi) An adjustment to the exercise price of the First Series G Warrants and the Third Series G Warrants to $0.25 per share. The re-pricing of the First Series G Warrants and the Third Series G Warrants resulted in deferred financing costs based on the fair value of the warrants of $73,000, which is being amortized through June 2003.
(vii)Required maintenance of certain amounts of EBITDA, as defined, and maximum amounts of capital expenditures, as defined.
(viii) That the Company take all actions necessary to obtain common stockholder approval of an increase in the number of authorized common shares of the Company to 80,000,000 at a stockholder meeting to be held no later than July 15, 2002, subject to extension under certain circumstances. Such approval was obtained on July 15, 2002.
(ix) That the Company issue warrants to purchase 2,455,522 shares of common stock at $0.25 per share to the lenders in connection with the amendment of its Senior Credit Facility. Such warrants were issued in April 2002. The issuance of these warrants resulted in deferred financing costs based on the fair value of the warrants of $105,000, which is being amortized through June 2003.

The Senior Subordinated Notes due March 2006 have been classified on the balance sheet as current because the Second Limited Waiver and Amendment is through June 2003 and due to the default.

In May 2002,  the  holders of the Senior  Subordinated  Notes and the  Preferred
Stock exchanged $474,000 in accrued and unpaid interest on the Senior Subordinated Notes to exercise the Series G Warrants. In connection with this exercise, the Company issued 3.0 million shares of common stock to the holders.

The Company is currently negotiating with its lenders under the Senior Credit Facility and the holders of its Senior Subordinated Notes and Preferred Stock for a waiver, amendment or equity exchange of the Senior Credit Facility, Indenture and Certificate of Designation, respectively. The Company believes that it has sufficient liquidity to operate its business through June 2003, the expiration date of the Senior Credit Facility, assuming that the lenders under the Senior Credit Facility, the holders of the Senior Subordinated Notes and the holders of the Preferred Stock (collectively "the Senior Creditors") do not exercise their rights of acceleration or redemption, as the case may be. The Senior Creditors have not, as of the date hereof, given any indication to the Company that they wish to accelerate or redeem, as the case may be. Although there can be no assurance, the Company believes that it is in the best interest of the Company and each of the Senior Creditors to negotiate amendments or waivers under the respective documents. If the Company is unable to obtain the necessary amendments or waivers, and the Senior Creditors elect to accelerate or redeem, or the Company is unable to adequately refinance the Senior Credit Facility by June 2003, the Company may not have adequate liquidity to operate its business.

Net cash provided by operations during the nine months ended September 30, 2002 and 2001, was $3,825,000 and $5,321,000, respectively. The cash provided in 2002 was primarily attributable to a decrease in accounts receivable and an increase in accounts payable and accrued expenses, and accrued payroll. The cash provided in 2001 was primarily attributable to a decrease in accounts receivable.

Net cash used in investing activities during the nine months ended September 30, 2002 and 2001, was $2,049,000 and $5,759,000, respectively. The cash used for investing activities relates primarily to earnout payments for acquisitions completed during 1997 and 1998 as well as capital expenditures.

Net cash used in financing activities during the nine months ended September 30, 2002 was $2,385,000, primarily relating to payments of fees for loan amendment. Net cash provided by financing activities during the nine months ended September 30, 2001 of $10,994,000 was primarily a result of additional borrowings under the Company's senior credit facility.

The Company's  working  capital  deficit was  $52,205,000 at September 30, 2002, compared to working capital of $34,813,000 at December 31, 2001. The working capital deficiency is a direct result of the reclassification of the Company's borrowing under the Senior Credit Facility and the Senior Subordinated Notes as current liabilities. . Notwithstanding the working capital deficiency and the default of the Senior Credit Facility, the Indenture and the Certificate of Designations, the Company believes that it has sufficient liquidity to operate its business through June 2003, the expiration date of the Senior Credit
Facility, assuming that the Senior Lenders, the holders of the Senior Subordinated Notes and the holders of the Preferred Stock (collectively "the Senior Creditors") do not exercise their rights of acceleration or redemption as the case may be. The Senior Creditors have not, as of the date hereof, given any indication to the Company that they wish to accelerate or redeem, as the case may be. Although there can be no assurance, the Company believes that it is in the best interest of the Company and each of the Senior Creditors to negotiate amendments or waivers under the respective documents. If the Company is unable to adequately refinance the Senior Credit Facility by June 2003, the Company may not have adequate liquidity to operate its business.

On January 22, 2002, the Securities and Exchange Commission issued FR-61, Commission Statement about Management's Discussion and Analysis of Financial Condition and Results of Operations. The release sets forth certain views of the Securities and Exchange Commission regarding disclosure that should be considered by registrants. Headway's contractual obligations and commercial commitments are summarized below. The following table includes aggregate information about Headway's contractual obligations as of September 30, 2002 and the periods in which payments are due:

------------------------------------------------------------------------------
  Contractual Obligations                Payments Due by Period
                                             (in thousands)
------------------------------------------------------------------------------
                              Total    Less       1-3       4 - 5    After 5
                                      than 1     years      years     years
                                       year
------------------------------------------------------------------------------
Loans Payable               $82,000   $82,000  $      -  $      -  $      -

------------------------------------------------------------------------------
Capital Lease Obligations       181       162        19         -         -
------------------------------------------------------------------------------
Operating Leases              8,670     2,536     3,284     1,911       939
------------------------------------------------------------------------------
Unconditional Purchase
Obligations                    None
------------------------------------------------------------------------------
Other Long Term
Obligations (1)                 245       245         -         -         -
------------------------------------------------------------------------------
Total Contractual Cash
Obligations                 $91,096   $84,943    $3,303    $1,911  $    939
------------------------------------------------------------------------------
Preferred Stock (2)         $22,717   $22,717
------------------------------------------------------------------------------


The following table includes aggregate information about Headway's commercial commitments as of September 30, 2002. Commercial commitments are items that Headway could be obligated to pay in the future. They are not required to be included in the consolidated balance sheet.

-------------------------------------------------------------------------------------
     Other Commercial          Total     Amount of Commitment Expiration Per Period
        Commitments           Amounts                  (in thousands)
                             Committed
                                        ---------------------------------------------
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
Commitments
-------------------------------------------------------------------------------------

(1) Represents earn out amounts payable to the former owners of businesses previously acquired by Headway.

(2)  In default of its terms, therefore, currently redeemable.


      Item 3. Quantitative and Qualitative Disclosures About Market Risk

See Note 3 to the accompanying financial statements.

                         Item 4. Controls and Procedures

With the participation of management, the Company's chief executive officer, President and chief financial officer evaluated its disclosure controls and procedures on September 30, 2002. Based on this evaluation, the chief executive officer and the chief financial officer concluded that the disclosure controls and procedures are effective in connection with the Company's filing of its quarterly report on Form 10-Q for the quarterly period ended September 30, 2002.

Subsequent to September 30, 2002, through the date of this filing of Form 10-Q for the quarterly period ended September 30, 2002, there have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls, including any significant deficiencies or material weaknesses of internal controls that would require corrective action.

PART II.  OTHER INFORMATION

                            Item 1. Legal Proceedings

In the ordinary course of its business, Headway is periodically threatened with or named as a defendant in various lawsuits, including discrimination, harassment, and other similar claims. Headway maintains insurance in such amounts and with such coverage and deductibles as management believes are reasonable.

In May 2000, a lawsuit was filed in the Judicial District Court of Dallas County, Texas alleging breach of contract, fraud, negligence, negligent retention and supervision, civil conspiracy and harmful access by computer. In July 2002 a judgment was entered in the amount of $790,000 against Headway and the other defendants. The Company plans to appeal the ruling and believes it will be successful in reducing the amount of the judgment. The net loss for the nine months ended September 30, 2002 reflects the full amount of the judgment.

                   Item 3. Defaults Upon Senior Securities

As of September 30, 2002, the Company is in default of the Senior Credit Facility, the indenture pertaining to the Senior Subordinated Notes and the terms of the Company's outstanding Series G Convertible Preferred Stock with respect to the required maintenance of certain amounts of EBITDA, as defined (See Note 6).

                   Item 6. Exhibits and Reports on Form 8-K

EXHIBITS:   None

REPORTS ON FORM 8-K:    None

                                   SIGNATURES

     In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                HEADWAY CORPORATE RESOURCES,
INC.


Date: November 14, 2002                         By: /s/ Gary S. Goldstein,
                                                Chief Executive Officer


Date: November 14, 2002                         By: /s/ Barry S. Roseman,
                                                President


Date: November 14, 2002                         By: /s/ Philicia G. Levinson,
                                                Chief Financial Officer

   Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to
                               Section 906 of the
                           Sarbanes-Oxley Act of 2002.

     In connection with the Quarterly Report of Headway Corporate Resources, Inc. (the "Company") on Form 10-Q for the period ending September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Gary S. Goldstein, Chief Executive Officer of the Company, certify pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that: (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


Date: November 14, 2002                         By: /s/ Gary S. Goldstein,
                                                Chief Executive Officer

     In connection with the Quarterly Report of Headway Corporate Resources, Inc. (the "Company") on Form 10-Q for the period ending September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Barry S. Roseman, Chief Executive Officer of the Company, certify pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that: (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


Date: November 14, 2002                         By: /s/ Barry S. Roseman,
                                                President

     In connection with the Quarterly Report of Headway Corporate Resources, Inc. (the "Company") on Form 10-Q for the period ending September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Philicia G. Levinson, Chief Financial Officer of the Company, certify pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that: (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


Date: November 14, 2002                         By: /s/ Philicia G. Levinson,
                                                Chief Financial Officer

                                  CERTIFICATION

I, Gary S. Goldstein, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Headway Corporate Resources, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c)   presented  in  this  quarterly   report  our  conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 14, 2002                         By: /s/ Gary S. Goldstein,
                                                Chief Executive Officer

                                  CERTIFICATION

I, Barry S. Roseman, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Headway Corporate Resources, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c)   presented  in  this  quarterly   report  our  conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 14, 2002                         By: /s/ Barry S. Roseman,
                                                President

                                  CERTIFICATION

I, Philicia G. Levinson, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Headway Corporate Resources, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c)   presented  in  this  quarterly   report  our  conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 14, 2002                         By: /s/ Philicia G. Levinson,
                                                Chief Financial Officer