Form 10-K
period 2002-12-31
HEADWAY CORPORATE RESOURCES INC
filed 2003-04-18
CIK 914435

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934: For the fiscal year ended December 31, 2002

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

      None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12(b)-2 of the Act). Yes [ ] No [ X ]

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant based of the last sale price on June 28, 2002 is $787,000. The number of shares outstanding of each of the registrant's classes of common stock as of March 31, 2003, was 13,914,627.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement of Headway for the 2003 annual meeting of stockholders are incorporated by reference in Part III of this report.

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

                                TABLE OF CONTENTS

ITEM NUMBER AND CAPTION                                                    Page

Part I
1.    Business                                                                4

2.    Properties                                                              8

3.    Legal Proceedings                                                       9

4.    Submission of Matters to a Vote of Security Holders                     9

Part II
5.    Market for Registrant's Common Equity and Related Stockholder           9
      Matters

6.    Selected Financial Data                                                11

7.    Management's Discussion and Analysis of Financial Condition            12
      and Results of Operations

7A.   Quantitative and Qualitative Disclosures About Market Risk             18

8.    Financial Statements and Supplementary Data                            18

9.    Changes in and Disagreements with Accountants                          19
      on Accounting and Financial Disclosure

Part III
10.   Directors and Executive Officers of the Registrant                     19

11.   Executive Compensation                                                 19

12.   Security Ownership of Certain Beneficial Owners and Management and     19
      Related Stockholder Matters

13.   Certain Relationships and Related Transactions                         19

Part IV
14. Controls and Procedures                                                  19

15. Exhibits, Financial Statement Schedule, and Reports on Form 8-K          20

                                     PART I

                                Item 1. Business

General

     Headway Corporate Resources, Inc. ("Headway") is a leading provider of staffing services to businesses in a variety of industries, including, financial services, media, entertainment, biotechnology, information technology and telecommunications. Headway established its human resource business through 20 acquisitions of staffing and professional services companies from 1996 through 1999. Headquartered in New York City, we operate domestically from regional and local offices in, California, Connecticut, Florida, New York, North Carolina, Virginia and, until recently, Texas. Until recently, Headway was also a leading provider of executive search services to the financial services through its Whitney subsidiaries. In March 2003, Headway exited the executive search segment through a sale of the Whitney subsidiaries so that it could focus on its core staffing business.

     Headway's goal is to build a national human resource business focused on providing staffing services to the industries identified above. Headway's strategy for achieving this goal is to emphasize programs that generate internal growth and market penetration in the industries and geographical areas we service.

     Effective January 1, 2002, the Company adopted Statements of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). Under the new rules, goodwill and intangible assets deemed to have indefinite lives are no longer amortized but are subject to annual impairment tests in accordance with SFAS 142. Other intangible assets continue to be amortized over their useful lives. Under SFAS 142, goodwill impairment is deemed to exist if the net carrying value of a reporting unit's goodwill exceeds its estimated fair value. Upon adoption of SFAS 142 in the first quarter of 2002, the Company recorded a non-cash charge of $45 million to reduce the carrying value of its goodwill. Such charge is non-operational in nature and is reflected as a cumulative effect of an accounting change in the 2002 consolidated statement of operations. Based on the results of our annual goodwill impairment test in the fourth quarter of 2002 and the estimated implied value of the Company based on the various restructuring proposals received by the Company, it was determined that there was a further impairment of the remaining goodwill and accordingly the balance of $42,471,000 was written off. This amount is reflected in impairment of goodwill and long-lived assets in the 2002 consolidated statement of operations.

The Company has a working capital deficiency and, as more fully described in the Liquidity and Capital Resources section of Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, the Company is in default on its Senior Credit Facility, Senior Subordinated Notes and Series G Convertible Preferred Stock. Management is negotiating with its lenders to restructure these liabilities and for other potential sources of financing. There can be no assurance that such negotiation will be concluded on favorable terms or at all.

Market Overview

In the recent years prior to 2001, the temporary employment service industry experienced significant growth in response to the changing work environment in the United States. Employers developed increasingly stringent criteria for permanent employees, while moving toward project-oriented temporary and contract hiring. These changes were the result of increasing automation that resulted in shorter technological cycles, and global competitive pressures. Many employers responded to these challenges by turning to temporary and contract personnel to keep personnel costs variable, achieve maximum flexibility, outsource highly specialized skills, and avoid the negative effects of layoffs. However, in 2002 and 2001 the temporary employment service industry experienced a significant slow down in demand in response to unfavorable conditions in the overall economy. Many companies initiated layoffs of both temporary and permanent workers, and implemented hiring freezes. Due to substantial economic uncertainty, we cannot predict when this trend will change or improve. However, we believe that when the economy does begin to recover, employers will look to use temporary and contract workers as a way to keep their personnel costs variable and maintain maximum flexibility, and that this will fuel growth in the temporary employment service industry.

Growth Strategy

We intend to focus on internal growth as the key element of our growth strategy. We will continue to concentrate on existing market locations, customer segments, and skill areas that value high levels of service to improve growth. Further, we will endeavor to increase penetration of existing markets, expand existing specialties into new and contiguous geographic markets to the ones we service, and identify new service areas that complement our current services that we believe will be attractive to the industries we serve. Finally, we will continue our practice of enhancing the knowledge and skills of our consultants and employees to strengthen our existing relationships with clients and enhance our reputation for providing highly skilled personnel.

Services

     The human resource management services offered by Headway include

     o    temporary staffing and value added services

     o    IT/professional staff services

     o    permanent placement services, and

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

     Executive Search and Permanent Placement. Headway provides permanent placement services to its clients for office/clerical positions and IT/professional personnel. Clients use Headway's temporary staffing services as a means for locating and evaluating new personnel with a view to permanent employment. Clients are able to evaluate the abilities and productivity of workers during temporary employment through Headway and make informed decisions on whether to retain the workers on a permanent basis, all without the administrative burden associated with adding the workers to their workforce from the outset.

     Headway, through its Whitney subsidiaries, also provided search services to the financial services industry. In March 2003, Headway exited the executive search business through the sale of its Whitney subsidiaries so that it could focus on its core staffing business.

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

Operating Strategy

     In 2002, Headway continued its program to diversify its specialization outside of financial services to include media, entertainment, biotechnology and information technology and continued to expand its service offerings to include accounting and finance, legal and mortgage underwriters. Headway has a strong presence in the financial services industry. Headway will continue to focus on this industry, because Headway believes there is a substantial untapped market for its services in this industry and because its core strengths of industry experience and human resources expertise enable it to develop unique, value-added staffing solutions for the financial services industry. Headway will work to maintain its relationships with existing clients in the financial services industry, expand service offerings in existing locations and cross-sell services to existing clients. It will also look to complete small but strategic acquisitions. Although Headway expects to focus on this industry, it expects that it will continue to have a diversified client base, with no more than 50% of its annual revenues being derived from financial services clients.

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

Human Resources

     As of December 31, 2002, Headway had approximately 309 full-time employees. In the fourth quarter of 2002, Headway employed approximately 7,400 temporary employees in a typical week. None of Headway's employees, including its temporary employees, is represented by a collective bargaining agreement. Headway believes its employee relations to be strong. Hourly wages for Headway's temporary employees are determined according to local market conditions. Headway pays mandated costs of employment, including the employer's share of social security taxes, federal and state unemployment taxes, unemployment compensation insurance, general payroll expenses and workers' compensation insurance. Headway offers access to various insurance programs and other benefits, such as vacations, holidays and 401(k) programs to qualified temporary employees and professionals.

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

Availability of Reports and Other Information

     Our corporate website is http://headwaycorp.com. We make available on this website, free of charge, access to our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, Proxy Statement on Schedule 14A and amendments to those materials filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after we electronically submit such material to the Securities Exchange and Commission. In addition, the Commission's website is http://www.sec.gov. The Commission makes available on its website, free of charge, reports, proxy and information statements, and other information regarding issuers, such as us, that file electronically with the Commission. Information provided on our website or on the Commission's website is not part of this Annual Report on Form 10-K.

                               Item 2. Properties

     Headway's corporate headquarters are located at 317 Madison Avenue, New York, NY 10017. Headway believes that space at its corporate headquarters will be adequate for its needs.

     In March 2003, Headway exited the executive search business through the sale of its Whitney subsidiaries. Headway is the tenant of record for the office space currently occupied by Whitney's New York office. In connection with the sale, Headway entered into a sublease agreement with Whitney's New York subsidiary, under which Whitney will be responsible for the rent for the space it occupies through the term of the underlying lease, unless earlier terminated by Headway.

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

     In May 2000, a lawsuit was filed in the Judicial District Court of Dallas County, Texas alleging breach of contract, fraud, negligence, negligent retention and supervision, civil conspiracy and harmful access by computer. In July 2002, a judgment was entered in the amount of $790,000 against Headway and the other defendants. This judgment is reflected in the net loss for the nine months ended September 30, 2002. In January 2003, the lawsuit was settled for a substantially lesser amount with Headway's insurance covering all but $60,000. During the quarter ending December 31, 2002, $730,000 of such accrual was reversed.

           Item 4. Submission of Matters to a Vote of Security Holders

     No matter was submitted to a vote of security holders in the fourth quarter of 2002.

                                     PART II

  Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

Market Price Information

     Headway's common stock is traded on the American Stock Exchange under the symbol "HEA."

     The following table sets forth the high and low closing sale prices for the common stock as reported on the American Stock Exchange for 2001 and 2002.

Calendar Quarter Ended                         High ($)           Low ($)

March 31, 2001                                  2.400              1.375
June 30, 2001                                   1.850              0.950
September 30, 2001                              1.100              0.400
December 31, 2001                               0.700              0.300

March 31, 2002                                  0.520              0.220
June 30, 2002                                   0.280              0.060
September 30, 2002                              0.150              0.040
December 31, 2002                               0.120              0.040

     Headway has recently received inquiries from the American Stock Exchange regarding whether Headway continues to meet the criteria for listing on the exchange. In light of the current market price of Headway common stock, we believe this will be an on-going concern and may ultimately result in termination of our listing on the American Stock Exchange. Should this occur, it is likely we would seek to have quotations for our common stock in the over-the-counter market reported on the OTC Bulletin Board, but there is no assurance that an active market for our common stock will develop in the over-the-counter market.

     Since its inception, no dividends have been paid on Headway's common stock. Headway intends to retain any earnings for use in its business activities, so it is not expected that any dividends on the common stock will be declared and paid in the foreseeable future. As of March 31, 2003, Headway had approximately 244 stockholders of record.

                         Item 6. Selected Financial Data

     The selected consolidated financial data set forth below as of and for the years ended December 31, 2002, 2001, 2000, 1999, and 1998, were derived from audited consolidated financial statements of Headway.


Statement of Operations Data
In Thousands, Except Share and Per Share Data

                                                                       For Year Ended December 31
                                                                       --------------------------
                                                        1998         1999         2000         2001         2002
                                                        ----         ----         ----         ----         ----
Revenues                                            $   291,303  $   360,742  $   371,115  $   323,037  $   267,784

Direct costs                                            224,993      274,360      272,872      253,354      219,830
Selling, general and administrative expenses             48,638       63,349       74,690       62,587       49,596
Impairment of  goodwill and long-lived assets                 -            -            -            -       43,639
Termination of employment contract                            -        2,329            -            -            -
Depreciation and amortization                             2,952        4,411        5,337        5,787        2,267
                                                    ----------------------------------------------------------------
Total operating expenses                                276,583      344,449      352,899      321,728      315,332

Operating income (loss)                                  14,720       16,293       18,216        1,309      (47,548)

Other (income) expenses:
  Interest expense                                        4,515        6,331        8,049       10,879       11,998
  Interest income                                          (152)        (122)        (105)        (113)         (70)
  (Gain) on sale of investment                             (901)           -            -            -            -
                                                    ----------------------------------------------------------------
                                                          3,462        6,209        7,944       10,766       11,928
                                                    ----------------------------------------------------------------
Income (loss) before income tax expense (benefit),
  cumulative effect of accounting change and
  extraordinary item                                     11,258       10,084       10,272       (9,457)     (59,476)

Income tax expense (benefit)                              4,639        4,299        4,388       (3,778)      (5,938)
                                                    ----------------------------------------------------------------

Income (loss) before cumulative effect of
  accounting change and extraordinary item                6,619        5,785        5,884       (5,679)     (53,538)

Cumulative effect of accounting change                        -            -            -            -      (45,000)
                                                    ----------------------------------------------------------------

Income (loss) before extraordinary item                   6,619        5,785        5,884       (5,679)     (98,538)

Extraordinary (loss)                                     (1,557)           -            -         -               -
                                                    ----------------------------------------------------------------
Net income (loss)                                         5,062        5,785        5,884       (5,679)     (98,538)
                                                    ----------------------------------------------------------------

Preferred dividend requirements                            (866)      (1,100)      (1,414)      (1,500)      (2,159)
                                                    ----------------------------------------------------------------
Net income (loss) available for common stockholders $     4,196  $     4,685  $     4,470  $    (7,179) $  (100,697)
                                                    ================================================================

Basic earnings (loss) per common share:
  Income (loss) before cumulative effect of
   accounting change and extraordinary item         $      0.58  $      0.46  $      0.42  $     (0.67) $     (4.45)
  Cumulative effect of accounting change                      -            -            -            -        (3.60)
  Extraordinary item                                      (0.15)           -            -            -            -
                                                    ----------------------------------------------------------------
  Net income (loss)                                 $      0.43  $      0.46  $      0.42  $     (0.67) $     (8.05)
                                                    ================================================================

Diluted earnings (loss) per common share:
  Income (loss) before cumulative effect of
   accounting change and extraordinary item         $      0.47  $      0.40  $      0.41  $     (0.67) $     (4.45)
  Cumulative effect of accounting change                      -            -            -            -        (3.60)
  Extraordinary item                                      (0.11)           -            -            -            -
                                                    ----------------------------------------------------------------
  Net income (loss)                                 $      0.36  $      0.40  $      0.41  $     (0.67) $     (8.05)
                                                    ================================================================
Average shares outstanding
  Basic                                               9,853,354   10,287,978   10,590,461   10,729,627   12,504,969
  Diluted                                            14,157,012   14,328,754   14,248,902   10,729,627   12,504,969

Balance Sheet Data
In Thousands

                                                           As of December 31
                                                           -----------------
                                             1998      1999      2000      2001      2002
                                             ----      ----      ----      ----      ----
Working capital                           $ 32,139  $ 30,566  $ 27,457  $ 34,813  $(54,581)
Total assets                               126,946   148,419   154,186   149,164    48,357
Long term debt, excluding current portion   60,959    72,750    69,700    82,000         -
Stockholders' equity (deficit)              42,571    48,001    32,739    26,429   (73,121)

       Item 7. Management's Discussion and Analysis of Financial Condition
                            and Results of Operations

Liquidity and Capital Resources

     As of December 31, 2002, $72.0 million in aggregate principal amount was outstanding under the Senior Credit Facility, $10.0 million in aggregate principal amount was outstanding under the Senior Subordinated Notes due 2006 and $20.0 million in face amount of Series G Convertible Preferred Stock of the Company (the "Preferred Stock") was outstanding. The Company failed to comply with certain financial ratios during the fourth quarter of 2002, creating an event of default under the Senior Credit Facility, the Indenture for the Senior Subordinated Notes and the Certificate of Designations for the Preferred Stock. On December 20, 2002, the Company entered into an amendment of the Senior Credit Facility and obtained a waiver of the events of default. The amendment provided a waiver of the events of default and reduced the amount of the monthly cash interest payment through March 31, 2003. The amendment expired on March 31, 2003, causing the Company to be in default of its Senior Credit Facility. The existence of events of default under the Senior Credit Facility creates cross-defaults under the Indenture for the Senior Subordinated Notes and the Certificate of Designations for the Preferred Stock. Upon the occurrence and during the continuation of an event of default under the Certificate of Designations, holders of the Preferred Stock may require redemption of the Preferred Stock by the Company.

     The Senior Credit Facility expires on June 30, 2003, with all outstanding amounts then due. The Company is currently in negotiations with its Senior Lenders and the holders of its Senior Subordinated Notes and Preferred Stock (collectively, the "Senior Creditors") to further amend the Senior Credit Facility, Indenture and Certificate of Designations, which would include a waiver and an extended maturity date as well as modified financial covenants that would give the Company greater flexibility to operate. The Company is also currently in negotiations with the Senior Creditors concerning a possible restructuring of the Company's outstanding debt and equity. Any such restructuring would likely involve a significant reduction in the Company's debt, new debt and equity financing and a significant dilution in the percentage of the outstanding common stock held by the Company's current common stockholders. No assurances can be given that any restructuring will be accomplished or as to the terms thereof. If such waivers and amendments or restructuring is not achieved and the Senior Creditors exercise their rights and remedies as a result of the pending events of default or upon the maturity of the Senior Credit Facility on June 30, 2003, the Company would not have sufficient liquidity to meet its obligations, and may need to file for bankruptcy pursuant to chapter 11 of the Bankruptcy Code.

     Net cash provided by operating activities was $0.5 million in 2002 compared to $4.5 million in 2001. Our net loss of $66.8 million in 2002 was primarily offset by non-cash charges of $45 million and $12.0 million related to the write-off of goodwill and long-lived assets, respectively and depreciation and amortization of $5.3 million. Furthermore, the net loss was offset by a decrease in accounts receivable. The resulting cash provided by operating activities was offset by a decrease in accrued payroll and an increase in prepaid and refundable income taxes, and prepaid expenses and other current assets. Net cash provided by operating activities was $4.5 million in 2001 compared to $15.3 million in 2000. This is primarily due to a decrease in accounts receivable partially offset by a decrease in accrued payroll and income taxes payable.

     Net cash used in investing activities of $3.7 million in 2002 and $7.1 million in 2001 was primarily the result of the earnout payments related to the acquisitions completed during 1999, 1998 and 1997, as well as capital expenditures. Additionally during 2002 there was a purchase of a short-term investment.

     Net cash used in financing activities of $2.7 million in 2002 related primarily to the payments of fees for loan amendments. Net cash provided by financing activities of $9.6 million in 2001 related to additional borrowings made on Headway's revolving credit facility, partially offset by payments of loan acquisition fees, dividends and capital lease obligations.

     Headway's contractual obligations and commercial commitments are summarized below, and are fully disclosed in the Notes to Consolidated Financial Statements. The following table includes aggregate information about Headway's contractual obligations as of December 31, 2002 and the periods in which payments are due:

------------------------------------------------------------------------------
  Contractual Obligations                 Payments Due by Period
                                          ----------------------
                                              (in thousands)
------------------------------------------------------------------------------
                              Total   Less than  1 - 3     4 - 5     After 5
                                       1 year    years     years      years
------------------------------------------------------------------------------
Loans Payable               $82,000   $82,000   $     -   $     -   $     -
                                            -
------------------------------------------------------------------------------
Capital Lease Obligations       128       123         5         -         -
------------------------------------------------------------------------------
Operating Leases              8,343     2,494     3,163     1,880       806
------------------------------------------------------------------------------
Unconditional Purchase
Obligations                    None
------------------------------------------------------------------------------
Other Long Term                   2         2         -         -         -
Obligations
------------------------------------------------------------------------------
Total Contractual Cash
Obligations                 $90,473   $84,619   $ 3,168   $ 1,880   $   806
------------------------------------------------------------------------------
Preferred Stock (1)         $23,285   $23,285   $     -   $     -   $     -
------------------------------------------------------------------------------
(1)   In default of its terms, therefore, currently redeemable.

     The following table includes aggregate information about Headway's commercial commitments as of December 31, 2002. Commercial commitments are items that Headway could be obligated to pay in the future. They are not required to be included in the consolidated balance sheet.

-------------------------------------------------------------------------------------
     Other Commercial            Total     Amount of Commitment Expiration Per Period
        Commitments             Amounts                  (in thousands)
                               Committed   ------------------------------------------
                                           Less than   1 - 3      4 - 5       Over 5
                                             1 year    years      years       years
-------------------------------------------------------------------------------------
Lines of Credit                   None
-------------------------------------------------------------------------------------
Standby Letters of Credit       $1,687      $1,687    $    -     $    -      $    -
-------------------------------------------------------------------------------------
Guarantees                        None
-------------------------------------------------------------------------------------
Standby Repurchase Obligations    None
-------------------------------------------------------------------------------------
Other Commercial Commitments      None
-------------------------------------------------------------------------------------
Total Commercial Commitments    $1,687      $1,687    $    -     $    -      $    -
-------------------------------------------------------------------------------------

Overview

     Headway is a leading provider of staffing services to businesses in a variety of industries, including, financial services, media, entertainment, biotechnology, information technology and telecommunications. Headway established its human resource business through 20 acquisitions of staffing and professional services companies from 1996 through 1999. Headway's goal is to continue to build a national staffing business focused on providing these services to a variety of industries. Headway's strategy for achieving this goal is to emphasize programs that generate internal growth. In 2002 and 2001, Headway focused its efforts on reducing costs in response to the weakened economy. This included a reduction of headcount and operating expenses as well as the consolidation of certain business lines.

Recent Transaction

     On March 13, 2003, Headway Corporate Resources, Inc. exited the executive search segment of its business through a sale of its Whitney subsidiaries. All of Headway's interest in the Whitney subsidiaries were sold to Whitney Group, LLC, a New York limited liability company (the Whitney Group"). Gary S. Goldstein, who had resigned his positions as an officer and director of Headway and its subsidiaries, is an officer and principal owner of membership interest in the Whitney Group.

     In consideration for the sale, the Whitney Group (i) issued to the Company a 15 percent membership interest in the Whitney Group (subject to adjustment in certain circumstances), (ii) issued a promissory note in the principal amount of $2,000,000, and (iii) is obligated to pay an earnout equal to five percent of Whitney Group's gross revenues, as defined, during a five-year period commencing January 1, 2003. The note bears interest at the Prime Lending Rate as in effect from time to time, plus two percent per annum. Interest is payable quarterly and the full principal amount of the note is payable in January 2005. The Whitney Group may, at its election, prepay and terminate the promissory note and earnout obligation through a lump sum payment of $5,000,000 less the actual amount of principal previously paid on the promissory note and earnout payments. The Whitney Group is obligated to prepay the promissory note and earnout obligation on the foregoing terms if one or more specified events occur prior to January 1, 2006, that constitute a change in control or ownership of the Whitney Group. The Company has estimated the fair market value of the promissory note at $1,400,000 and the 15% equity interest at $45,000. This transaction will be recorded in the 2003 financial statements and is not expected to result in a material gain or loss on the Company's results of operations.

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

     Goodwill and Long-lived Assets

     Goodwill prior to January 1, 2002 was amortized utilizing the straight-line method over a period of 20 to 30 years. Headway periodically evaluated the carrying value and the periods of amortization of goodwill based on the current and expected future non-discounted income from operations of the entities giving rise to the goodwill to determine whether events and circumstances warranted revised estimates of carrying value or useful lives. No such write-downs were made.

     Effective January 1, 2002, the Company adopted Statements of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). Under the new rules, goodwill and intangible assets deemed to have indefinite lives are no longer amortized but are subject to annual impairment tests in accordance with SFAS 142. Other intangible assets continue to be amortized over their useful lives. Under SFAS 142, goodwill impairment is deemed to exist if the net carrying value of a reporting unit's goodwill exceeds its estimated fair value. Upon adoption of SFAS 142 in the first quarter of 2002, the Company recorded a non-cash charge of $45 million to reduce the carrying value of its goodwill. Such charge is non-operational in nature and is reflected as a cumulative effect of an accounting change in the 2002 consolidated statement of operations. Based on the results of our annual goodwill impairment test in the fourth quarter of 2002 and the estimated implied value of the Company based on the various restructuring proposals received by the Company, it was determined that there was a further impairment of the remaining goodwill and accordingly the balance of $42,471,000 was written off. This amount is reflected in impairment of goodwill and long-lived assets in the 2002 consolidated statement of operations.

     In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-lived Assets", effective for fiscal years beginning after December 15, 2001. This standard supersedes SFAS No. 121 and provides a single accounting model for long-lived assets to be disposed of. Based on the results of our long-lived asset impairment test in the fourth quarter of 2002, it was determined that there was an impairment to property and equipment in the amount of $1,168,000 ($854,000 and $314,000 related to the Executive Search and Technology Staffing asset groups, respectively). This amount is reflected in impairment of goodwill and long-lived assets on the 2002 consolidated statement of operations. In calculating the impairment charges, the fair value of the impaired asset groups (see Note 16 to the consolidated financial statements) were estimated using a discounted cash flow methodology.

     In March 2003, the Company exited the executive search segment of its business through a sale of its Whitney subsidiaries. In connection with this transaction, the Company recognized impairment charges to write-off the goodwill and fixed assets relating to this segment. These charges are reflected in the 2002 consolidated statement of operations. The transaction will be recorded in the 2003 financial statements and is not expected to have a material gain or loss on the Company's results of operations.

Results of Operations

     Years Ended December 31, 2002 and 2001

     Revenue decreased $55.2 million to $267.8 million for the year ended December 31, 2002, from $323.0 million for the year ended December 31, 2001. The decrease in revenue for 2002 is attributable to the soft economy and is consistent with the performance of the other staffing and executive search companies in the sector. Many companies have instituted hiring freezes for both temporary and permanent positions. The financial services industry reduced its demand for the Company's executive search services as a direct result of the poor financial performance across the financial services industry in 2002.

     The Whitney executive search segment contributed $14.4 million to consolidated revenues in 2002, a decrease of $11.7 million from $26.1 million in 2001. This decrease reflects a sharp decline in the demand for new hires in the financial services industry.

     The staffing subsidiary, Headway Corporate Staffing Services, Inc. (HCSS) contributed revenues of $253.3 million, a decrease of $43.6 million from $296.9 million in 2001. The decline in revenues was a result of negative impact of the unfavorable economic conditions on the demand for information technology and clerical staffing services.

     Total operating expenses decreased $6.4 million to $315.3 million for 2002 from $321.7 million for 2001. The decrease is the result of a $33.5 million decrease in direct costs, a $13.0 million decrease in selling, general and administrative expenses, a $3.5 million decrease in depreciation and amortization offset by a $43.6 million impairment of goodwill and long-lived assets. Direct costs increased as a percentage of revenues to 82.1% in 2002 from 78.4% in 2001. This increase in direct costs as a percentage of revenues is a result of a change in Headway's business mix in 2002. Specifically, the executive search and permanent placement businesses that have no direct costs experienced more significant declines than the staffing business, therefore reducing its percentage of our total revenues. Selling, general and administrative expenses decreased as a percentage of revenues from 19.4% in 2001 to 18.5% in 2002. The decrease in selling, general and administrative expenses is primarily attributed to the lower commission expenses associated with the reduction in revenues, as well as staff reductions and other cost-cutting initiatives implemented in the latter half of 2001 in response to the unfavorable economic conditions. The decrease in depreciation and amortization for 2002 as compared to 2001 is a result of the adoption of Statements of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"), effective January 1, 2002. Under the new rules, goodwill and intangible assets deemed to have indefinite lives are no longer amortized but are subject to annual impairment tests in accordance with the Statement. Amortization of goodwill recorded for 2001 was $4.0 million. The impairment of goodwill and long-lived assets of $43.6 million is a result of the deterioration in the Company's results of operations.

     The selling, general and administrative expenses for the executive search segment decreased $5.9 million to $17.5 million for the year ended December 31, 2002 as compared to $23.4 million for the same period last year. The decrease relates primarily to the reduced commissions related to the lower executive search revenues.

     HCSS' selling, general and administrative expenses decreased $6.7 million to $30.3 million for the year ended December 31, 2002 as compared to $37.0 million for the same period last year. The decrease in selling, general and administrative expenses is primarily attributable to the lower commission expense associated with the decline in revenues, as well as staff reductions and other cost-cutting initiatives that were implemented in the latter half 2001.

     Interest expense increased $1.1 million to $12.0 million for the year ended December 31, 2002 as compared to $10.9 million for the same period last year. The increase in interest expense is due to increased amortization of deferred financing costs relating to the amendments completed in April 2002 and August 2001, and an increase in the applicable margin for base rate loans under the Amended Senior Credit Facility.

     As a result of the foregoing factors, Headway had a net loss of $98.5 million for the year ended December 31, 2002 compared to a net loss of $5.7 million for the year ended December 31, 2001.

     Years Ended December 31, 2001 and 2000

     Revenue decreased $48.1 million to $323.0 million for the year ended December 31, 2001, from $371.1 million for the year ended December 31, 2000. The decrease in revenue for 2001 is attributable to the slowing of the economy in 2001 and the resulting decline in demand for staffing services. In addition, the tragic events of September 11, 2001 had a profound impact on two of Headway's primary markets: the financial services industry and the New York metropolitan area.

     The Whitney executive search segment contributed $26.1 million to consolidated revenues in 2001, a decrease of $11.5 million from $37.7 million in 2000. This decrease is attributable to the economic slowdown in 2001. The Whitney subsidiaries primarily serve the financial services industry, which was significantly impacted by the events of September 11th. Many of our executive search clients experienced significant layoffs and implemented hiring freezes during 2001.

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

     The selling, general and administrative expenses of the executive search segment decreased $5.0 million to $23.4 million for the year ended December 31, 2001 as compared to $28.4 million for the same period last year. The decrease relates primarily to the reduced commissions related to the lower executive search revenues.

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

     Interest expense increased $2.9 million to $10.9 million for the year ended December 31, 2001 as compared to $8.0 million for the same period last year. The increase in interest expense related to increased amortization of deferred financing costs relating to the amendment completed in August 2001, an increase in the applicable margin for base rate loans under the Amended Senior Credit Facility, the default penalty on the Senior Credit Facility during the fourth quarter of 2001, and expense relating to Headway's interest rate swap.

     Headway had a net loss of $5.7 million for the year ended December 31, 2001 compared to net income of $5.9 million for the year ended December 31, 2000.

New Accounting Standards

     In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 62, Amendment of FASB Statement No. 13, and Technical Corrections". SFAS No. 145 eliminates the requirement under SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt," to report gains and losses from extinguishments of debt as extraordinary items in the income statement. Accordingly, gains or losses from extinguishments of debt for fiscal years beginning after May 15, 2002 shall not be reported as extraordinary items unless the extinguishment qualifies as an extraordinary item under the provisions of APB 30. Upon adoption of this pronouncement, any gain or loss on extinguishment of debt previously classified as an extraordinary item in prior periods presented that does not meet the criteria of Opinion 30 for such classification should be reclassified to conform with the provisions of SFAS No.
145. Management does not believe the adoption of this standard will have a material impact on the consolidated financial statements.

     In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" and nullifies EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)" ("EITF No. 94-3"). SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, whereas EITF No. 94-3 had recognized the liability at the commitment date to an exit plan. The Company is required to adopt the provisions of SFAS No. 146 effective for exit or disposal activities initiated after December 31, 2002. Management does not believe the adoption of this standard will have a material impact on the consolidated financial statements.

     In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." SFAS No. 148 amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value based methods of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require more prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has elected to continue to follow the intrinsic value method of accounting as prescribed by APB Opinion No. 25 to account for stock options.

       Item 7A. Quantitative and Qualitative Disclosures About Market Risk

     Headway used interest rate swap contracts for hedging purposes. Headway had entered into interest rate swap agreements that effectively converted a portion of its floating-rate debt to a fixed-rate basis through April 18, 2002, thus reducing the impact of interest-rate changes on interest expense. As of December 31, 2002, there were no such instruments outstanding. See Note 7 to the consolidated financial statements.

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

                                    PART III

           Item 10. Directors and Executive Officers of the Registrant

     Information required by "Item 10. Directors and Executive Officers of the Registrant," is incorporated by reference to the proposed caption "Directors and Executive Officers" in the definitive proxy statement of Headway for the 2003 annual meeting of stockholders.

                         Item 11. Executive Compensation

     Information required by "Item 11. Executive Compensation," is incorporated by reference to the proposed caption "Executive Compensation" in the definitive proxy statement of Headway for the 2003 annual meeting of stockholders.

     Item 12. Security Ownership of Certain Beneficial Owners and Management
                         and Related Stockholder Matters

     Information required by "Item 12. Security Ownership of Certain Beneficial Owners and Management," is incorporated by reference to the proposed caption "Security Ownership of Management and Principal Stockholders" in the definitive proxy statement of Headway for the 2003 annual meeting of stockholders.

             Item 13. Certain Relationships and Related Transactions

     Information required by "Item 13. Certain Relationships and Related Transactions," is incorporated by reference to the proposed caption "Certain Relationships and Related Transactions" in the definitive proxy statement of Headway for the 2003 annual meeting of stockholders.

                                     Part IV

                        Item 14. Controls and Procedures

     Within 90 days prior to the filing of this report, an evaluation was performed under the supervision and with the participation of the Company's management, including the President and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the President and Chief Financial Officer, concluded that the Company's disclosure controls and procedures were effective.

     There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation.

    Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

Financial Statements and Financial Statement Schedules

     The information required by this subsection of this item is presented in the index to the financial statements on page F-1.

Reports on Form 8-K

     No reports on Form 8-K were filed by Headway during the last calendar quarter of 2002.

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

   4.15     Guaranty Agreement dated March 19, 1998 (2)             Ex. No. 12

   4.16     Security Agreement dated March 19, 1998 (2)             Ex. No. 13

   4.17     Pledge Agreement dated March 19, 1998 (2)               Ex. No. 14

   4.18     LC Account Agreement dated March 19, 1998 (2)           Ex. No. 15

   4.19     Intellectual Property Security Agreement dated March    Ex. No. 16
              19, 1998 (2)

   4.20     Amended and Restated Indenture dated April 18, 2002 (4) Ex. No. 4.8

   4.21     Amended and Restated Credit Agreement dated April 17,   Ex. No. 4.10
              2002 (4)

   10.1     Purchase Agreement between Headway Corporate            Ex. No. 10.1
              Resources, Inc., and Whitney Group, LLC dated
              March 7, 2003 (5)

   21.1     Subsidiaries of Headway (6)                             Ex. No. 16

   99.1     Certification of the Chief Executive Officer pursuant   E-1
              to Section 906 of the Sarbanes-Oxley Act of 2002

   99.2     Certification of the Chief Financial Officer pursuant   E-2
              to Section 906 of the Sarbanes-Oxley Act of 2002

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

(4) These exhibits are included in Headway's annual report on Form 10-K/A for the fiscal year ended December 31, 2001, and filed with the Securities and Exchange Commission on April 30, 2002, and is incorporated herein by this reference. The reference under the column "Location" is to the exhibit number in the report on Form 10-K.

(5) This exhibit is included in Headway's current report on Form 8-K dated March 13, 2003, and filed with the Securities and Exchange Commission on March 28, 2003, and is incorporated herein by this reference. The reference under the column "Location" is to the exhibit number in the report on Form 8-K.

(6) This exhibit is included in Headway's annual report on Form 10-K for the fiscal year ended December 31, 2000, and filed with the Securities and Exchange Commission on March 30, 2001, and is incorporated herein by this reference. The reference under the column "Location" is to the exhibit number in the report on Form 10-K.

                                   Signatures

     Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          Headway Corporate Resources, Inc.



Date:  April 17, 2003                     By: /s/ Barry S. Roseman, President
                                              and Chief Executive Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: April 17, 2003        /s/ Barry S. Roseman, Director


Dated: April 17, 2003        /s/ Ehud D. Laska, Director


Dated: April 17, 2003        /s/ Richard B. Salomon, Director

Date:  April 17, 2003        /s/ Philicia G. Levinson, Chief Financial Officer
                                 (Principal Financial and Accounting Officer)

                                  CERTIFICATION

I, Barry S. Roseman, certify that:

1. I have reviewed this annual report on Form 10-K of Headway Corporate Resources, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c)   presented   in  this   annual   report  our   conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: April 17, 2003                      By: /s/ Barry S. Roseman
                                              ----------------------------------
                                              Barry S. Roseman, President

                                  CERTIFICATION

I, Philicia G. Levinson, certify that:

1. I have reviewed this annual report on Form 10-K of Headway Corporate Resources, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c)   presented   in  this   annual   report  our   conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 16, 2003                      By: /s/ Philicia G. Levinson
                                              ----------------------------------
                                              Philicia G. Levinson,
                                              Chief Financial Officer

                         Form 10-K Item 15(a)(1) and (2)

               Headway Corporate Resources, Inc. and Subsidiaries




         List of Financial Statements and Financial Statement Schedules

The following consolidated financial statements of Headway Corporate Resources, Inc. and Subsidiaries are included in Item 8:

Report of Independent Auditors..............................................F-2

Consolidated Balance Sheets as of December 31, 2002 and 2001................F-3
Consolidated Statements of Operations for the years ended
  December 31, 2002, 2001 and 2000..........................................F-4
Consolidated Statements of Stockholders' Equity (Deficit)
  for the years ended December 31, 2002, 2001 and 2000......................F-5
Consolidated Statements of Cash Flows for the years ended
  December 2002, 2001 and 2000..............................................F-8
Notes to Consolidated Financial Statements..................................F-9


The following consolidated financial statement schedule of Headway Corporate Resources, Inc. and Subsidiaries is included in Item 15(a)(2):

Schedule II - Valuation and Qualifying Accounts.............................F-33

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

                         Report of Independent Auditors


To the Board of Directors and Stockholders
Headway Corporate Resources, Inc.

We have audited the accompanying consolidated balance sheets of Headway Corporate Resources, Inc. and Subsidiaries (the "Company") as of December 31,
2002 and 2001, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 2002. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Headway Corporate Resources, Inc. and Subsidiaries at December 31, 2002 and 2001, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1, the Company has a working capital deficiency and is in default on its Senior Credit Facility, Senior Subordinated Notes and Series G Convertible Preferred Stock. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

As discussed in Notes 2 and 6 to the consolidated financial statements, on January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets."

                                                               ERNST & YOUNG LLP

New York, New York
March 21, 2003

               Headway Corporate Resources, Inc. and Subsidiaries

                           Consolidated Balance Sheets
                  (Dollars in Thousands, except for share data)

                                                                 December 31
                                                                2002     2001
                                                             -------------------
Assets
Current assets:
  Cash and cash equivalents                                  $  2,635  $  8,641
  Short-term investments                                        1,200         -
  Accounts receivable, trade, net of allowance for
   doubtful accounts of  $2,127 (2002)
   and $1,430 (2001)                                           29,919    37,713
  Prepaid expenses and other current assets                     2,460     2,181
  Deferred financing costs, current                             1,156       979
  Prepaid and refundable income taxes                           5,325     4,279
                                                             -------------------
Total current assets                                           42,695    53,793

Property and equipment, net                                     3,302     5,691
Goodwill                                                            -    87,313
Deferred financing costs                                          413       509
Other assets                                                    1,947     1,858
                                                             -------------------
Total assets                                                 $ 48,357  $149,164
                                                             ===================

Liabilities and stockholders' (deficit) equity
Current liabilities:
  Accounts payable                                           $  1,093  $  1,302
  Accrued interest                                              3,323     1,130
  Accrued expenses                                              4,144     5,593
  Accrued payroll                                               6,591     8,319
  Capital lease obligations, current portion                      123       224
  Loans payable in default                                     82,000         -
  Earnouts payable                                                  2     1,287
                                                             -------------------
Total current liabilities                                      92,276    17,855

Capital lease obligations, less current portion                     5       111
Long-term debt                                                      -    82,000
Deferred rent                                                     912     1,073
Deferred income taxes                                               -       307
Other liabilities                                                   -       264

Commitments and contingencies

Preferred  stock--$.0001 par value, 5,000,000 shares
  authorized:
  Series G, convertible preferred stock--$.0001 par
   value, 1,000 shares authorized, issued and
   outstanding (aggregate liquidation
   value $23,285 (2002) currently redeemable by its terms)     23,285    21,125

Stockholders' (deficit) equity:
  Common stock--$.0001 par value, 80,000,000 shares
   authorized; 13,914,627 shares issued and
   outstanding at December 31, 2002, and 10,914,627
   shares issued and outstanding at December 31, 2001               1         1
  Additional paid-in capital                                   18,920    18,268
  Notes receivable                                                (71)      (71)
  Deferred compensation                                          (267)     (382)
  (Accumulated deficit) retained earnings                     (91,477)    9,220
  Other comprehensive (loss)                                     (227)     (607)
                                                             -------------------
Total stockholders' (deficit) equity                          (73,121)   26,429
                                                             -------------------
Total liabilities and stockholders' (deficit) equity         $ 48,357  $149,164
                                                             ===================

See accompanying notes.

               Headway Corporate Resources, Inc. and Subsidiaries

                      Consolidated Statements of Operations
                  (Dollars in Thousands, except per share data)

                                                     Year ended December 31
                                                    2002      2001       2000
                                                 -------------------------------

Revenues                                         $ 267,784  $323,037   $371,115
Operating expenses:
  Direct costs                                     219,830   253,354    272,872
  Selling, general and administrative               49,596    62,587     74,690
  Impairment of goodwill and long-lived assets      43,639        -          -
  Depreciation and amortization                      2,267     5,787      5,337
                                                 -------------------------------
                                                   315,332   321,728    352,899
                                                 -------------------------------
Operating (loss) income                            (47,548)    1,309     18,216

Other (income) expenses:
  Interest expense                                  11,998    10,879      8,049
  Interest income                                      (70)     (113)      (105)
                                                 -------------------------------
                                                    11,928    10,766      7,944
                                                 -------------------------------
(Loss) income before income tax (benefit)
  expense and cumulative effect of
  accounting change                                (59,476)   (9,457)    10,272

Income tax (benefit) expense                        (5,938)   (3,778)     4,388
                                                 -------------------------------
(Loss) income before cumulative effect of
  accounting change                                (53,538)   (5,679)     5,884
Cumulative effect of accounting change             (45,000)        -          -
                                                 -------------------------------
Net (loss) income                                  (98,538)   (5,679)     5,884

Preferred dividend requirements                     (2,159)   (1,500)    (1,414)
                                                 -------------------------------
Net (loss) income available or common
  stockholders                                   $(100,697) $ (7,179)  $  4,470
                                                 ===============================

Basic and diluted (loss) earnings per share:
  Basic and diluted (loss) earnings per
   share before cumulative effect of
   accounting change                             $   (4.45) $   (.67)  $    .42
  Cumulative effect of accounting change             (3.60)        -          -
                                                 -------------------------------
  Basic (loss) earnings per common share         $   (8.05) $   (.67)  $    .42
                                                 ===============================

  Diluted (loss) earnings per common share
   before cumulative effect of accounting
   change                                        $   (4.45) $   (.67)  $    .41
  Cumulative effect of accounting change             (3.60)        -          -
                                                 -------------------------------
  Diluted (loss) earnings per common share       $   (8.05) $   (.67)  $    .41
                                                 ===============================

See accompanying notes.

               Headway Corporate Resources, Inc. and Subsidiaries

            Consolidated Statements of Stockholders' Equity (Deficit)
                    (Dollars in Thousands, except share data)

                                               Series F
                                              Convertible                     Additional
                                            Preferred Stock    Common Stock    Paid-in
                                           ---------------- ----------------- ----------
                                            Shares  Amount    Shares   Amount  Capital
                                           ---------------------------------------------
Balance at December 31, 1999                1,000  $20,000  11,372,561  $1     $19,820
  Repayment of notes receivable                 -        -           -   -           -
  Issuance of stock for acquisitions            -        -     157,166   -         416
  Issuance of common stock to an
   employee for services                        -        -      60,000   -         143
  Amortization of stock-based compensation      -        -           -   -           -
  Preferred stock dividends                     -        -           -   -           -
  Treasury stock                                -        -           -   -           -
  Comprehensive income:
  Translation adjustment                        -        -           -   -           -
  Net income                                    -        -           -   -           -
  Comprehensive income                          -        -           -   -           -
                                           ---------------------------------------------
Balance at December 31, 2000                1,000   20,000  11,589,727   1      20,379
  Retirement of treasury stock                  -        -    (675,100)  -      (3,211)
  Repayment of notes receivable                 -        -           -   -           -
  Amortization of stock-based compensation      -        -           -   -           -
  Preferred stock dividends                     -        -           -   -           -
  Issuance of warrants                          -        -           -   -       1,100
  Transfer to temporary equity             (1,000) (20,000)          -   -           -
  Comprehensive (loss):
  Translation adjustment                        -        -           -   -           -
  Cumulative effect of change in
   accounting for derivative
   financial instrument, net of
   applicable income tax of $187                -        -           -   -           -
  Change in fair value of
   derivative, net of applicable
   income tax of $12                            -        -           -   -           -
  Net (loss)                                    -        -           -   -           -
  Comprehensive (loss)                          -        -           -   -           -
                                           ---------------------------------------------
Balance at December 31, 2001                    -        -  10,914,627   1      18,268
  Amortization of stock-based compensation      -        -           -   -           -
  Preferred stock dividends                     -        -           -   -           -
  Exercise of warrants                          -        -   3,000,000   -         474
  Repricing of warrants                                                             73
  Issuance of warrants                          -        -           -   -         105
  Comprehensive (loss):
  Translation adjustment                        -        -           -   -           -
  Change in fair value of derivative,
   net of applicable income tax of $199         -        -           -   -           -
  Net (loss)                                    -        -           -   -           -
  Comprehensive (loss)                          -        -           -   -           -
                                           ---------------------------------------------
Balance at December 31, 2002                    -  $     -  13,914,627  $1     $18,920
                                           =============================================

See accompanying notes.

               Headway Corporate Resources, Inc. and Subsidiaries

                    (Dollars in Thousands, except share data)

                                            Treasury Stock
                                          ------------------   Notes      Deferred
                                           Shares    Amount  Receivable Compensation
                                          ------------------------------------------
Balance at December 31, 1999              (670,100) $(3,191)  $(126)       $(440)
  Repayment of notes receivable                  -        -      42            -
  Issuance of stock for acquisitions             -        -       -            -
  Issuance of common stock to an
   employee for services                         -        -       -         (143)
  Amortization of stock-based compensation       -        -       -           86
  Preferred stock dividends                      -        -       -            -
  Treasury stock                            (5,000)     (20)      -            -
  Comprehensive income:
  Translation adjustment                         -        -       -            -
  Net income                                     -        -       -            -
  Comprehensive income                           -        -       -            -
                                          ------------------------------------------
Balance at December 31, 2000              (675,100)  (3,211)    (84)        (497)
  Retirement of treasury stock             675,100    3,211       -            -
  Repayment of notes receivable                  -        -      13            -
  Amortization of stock-based compensation       -        -       -          115
  Preferred stock dividends                      -        -       -            -
  Issuance of warrants                           -        -       -            -
  Transfer to temporary equity                   -        -       -            -
  Comprehensive (loss):
  Translation adjustment                         -        -       -            -
  Cumulative effect of change in
   accounting for derivative
   financial instrument, net of
   applicable income tax of $187                 -        -       -            -
  Change in fair value of
   derivative, net of applicable
   income tax of $12                             -        -       -            -
  Net (loss)                                     -        -       -            -
  Comprehensive (loss)                           -        -       -            -
                                          ------------------------------------------
Balance at December 31, 2001                     -        -     (71)        (382)
  Amortization of stock-based compensation       -        -       -          115
  Preferred stock dividends                      -        -       -            -
  Exercise of warrants                           -        -       -            -
  Repricing of warrants                          -        -       -            -
  Issuance of warrants                           -        -       -            -
  Comprehensive (loss):
  Translation adjustment                         -        -       -            -
  Change in fair value of
   derivative, net of applicable
   income tax of $199                            -        -       -            -
  Net (loss)                                     -        -       -            -
  Comprehensive (loss)                           -        -       -            -
                                          ------------------------------------------
Balance at December 31, 2002                     -  $     -   $ (71)       $(267)
                                          ==========================================

See accompanying notes.

               Headway Corporate Resources, Inc. and Subsidiaries

                             (Dollars in Thousands)

                                                                       Other           Total
                                              Retained Earnings    Comprehensive   Stockholders'
                                            (Accumulated Deficit)  Income (Loss)  Equity (Deficit)
                                            ------------------------------------------------------
Balance at December 31, 1999                    $ 11,929              $   8          $ 48,001
  Repayment of notes receivable                        -                  -                42
  Issuance of stock for acquisitions                   -                  -               416
  Issuance of common stock to an
   employee for services                               -                  -                 -
  Amortization of stock-based
   compensation                                        -                  -                86
  Preferred stock dividends                       (1,414)                 -            (1,414)
  Treasury stock                                       -                  -               (20)
  Comprehensive income:
  Translation adjustment                               -               (256)             (256)
  Net income                                       5,884                  -             5,884
                                                                                     -------------
  Comprehensive income                                 -                  -             5,628
                                            ------------------------------------------------------
Balance at December 31, 2000                      16,399               (248)           52,739
  Retirement of treasury stock                         -                  -                 -
  Repayment of notes receivable                        -                  -                13
  Amortization of stock-based compensation             -                  -               115
  Preferred stock dividends                       (1,500)                 -            (1,500)
  Issuance of warrants                                 -                  -             1,100
  Transfer to temporary equity                         -                  -           (20,000)
  Comprehensive (loss):
  Translation adjustment                               -                (95)              (95)
  Cumulative effect of changein
   accounting for derivative financial
   instrument, net of applicable )
   income tax of $187                                  -               (248)             (248
  Change in fair value of derivative,
   net of applicable income tax of $12                 -                (16)              (16)
  Net (loss)                                      (5,679)                 -            (5,679)
                                                                                     -------------
  Comprehensive (loss)                                 -                  -            (6,038)
                                            ------------------------------------------------------
Balance at December 31, 2001                       9,220               (607)           26,429
  Amortization of stock-based compensation             -                  -               115
  Preferred stock dividends                       (2,159)                 -            (2,159)
  Exercise of warrants                                 -                  -               474
  Repricing of warrants                                -                  -                73
  Issuance of warrants                                 -                  -               105
  Comprehensive (loss):
  Translation adjustment                               -                116               116
  Change in fair value of derivative,
   net of applicable income tax of $199                -                264               264
  Net (loss)                                     (98,538)                 -           (98,538)
                                                                                     -------------
  Comprehensive (loss)                                 -                  -           (98,158)
                                            ------------------------------------------------------
Balance at December 31, 2002                $    (91,477)             $(227)         $(73,121)
                                            ======================================================

See accompanying notes.

               Headway Corporate Resources, Inc. and Subsidiaries

                      Consolidated Statements of Cash Flows
                             (Dollars in Thousands)
                                                       Year ended December 31
                                                       2002     2001     2000
                                                     --------------------------
Operating activities
Net (loss) income                                    $(98,538) $(5,679) $ 5,884
Adjustments to reconcile net (loss) income to net
  cash provided by operating activities:
Cumulative effect of accounting charge                 45,000        -        -
Impairment of goodwill                                 43,639        -        -
  Depreciation and amortization, including
   deferred financing costs                             5,268    7,218    5,864
  Amortization of deferred compensation                   115      115       86
  Provision for bad debt                                1,619      611      297
  Deferred income taxes                                  (307)    (149)     403
  Changes in assets and liabilities, net of
   effects of acquisitions:
   Accounts receivable                                  7,329   15,229     (732)
   Prepaid expenses and other current assets             (700)      33     (181)
   Prepaid and refundable income taxes                   (882)       -        -
   Other assets                                           (91)    (667)    (199)
   Accounts payable, accrued interest and
     expenses                                            (165)      43    2,224
   Accrued payroll                                     (1,662)  (8,838)   3,102
   Income taxes payable                                     -   (3,358)  (1,378)
   Deferred rent                                         (161)     (70)    (103)
                                                    ---------------------------
Net cash provided by operating activities                 464    4,488   15,267
                                                    ---------------------------
Investing activities
Expenditures for property and equipment                (1,035)  (1,442)  (1,750)
Repayment from notes receivable                             -       13       42
Purchase of short-term investment                      (1,200)       -        -
Cash paid for acquisitions                             (1,423)  (5,638)  (7,787)
                                                    ---------------------------
Net cash used in investing activities                  (3,658)  (7,067)  (9,495)

Financing activities
Net change in revolving credit line                         -   12,300   (3,050)
Repayment of long-term debt                                 -        -     (152)
Payment of capital lease obligations                     (207)    (333)    (426)
Payments of loan acquisition fees                      (2,512)  (1,610)    (289)
Payment of other loans                                      -        -   (1,020)
Purchase of treasury stock                                  -        -      (20)
Cash dividends paid                                         -     (750)  (1,039)
                                                    ---------------------------
Net cash (used in) provided by financing
  activities                                           (2,719)   9,607   (5,996)
Effect of exchange rate changes on cash and
  cash equivalents                                        (93)      64      (94)

Net increase (decrease) in cash and cash
  equivalents                                          (6,006)   7,092     (318)
Cash and cash equivalents at beginning of year          8,641    1,549    1,867
                                                    ---------------------------
Cash and cash equivalents at end of year            $   2,635  $ 8,641  $ 1,549
                                                    ===========================
Supplemental disclosure of cash flow information
Cash paid during the year for:
  Interest                                          $   6,340  $ 8,074  $ 8,511
                                                    ===========================
  Income taxes                                      $      37  $   844  $ 5,388
                                                    ===========================

Supplemental disclosure of noncash investing and financing activities

In May 2002, the holders of the Senior Subordinated Notes and the Series G Convertible Preferred Stock exchanged $474,000 in accrued and unpaid interest on the Senior Subordinated Notes to exercise the Series G Warrants. In connection with this exercise, the Company issued 3.0 million shares of common stock to the Holders. In 2000 the Company issued 157,166 shares of its common stock valued at $416,000 for acquisitions.

In 2000, the Company purchased property and equipment under capital leases amounting to approximately $136,000.

See accompanying notes.

               Headway Corporate Resources, Inc. and Subsidiaries

                                December 31, 2002

1. Organization and Basis of Presentation

Headway Corporate Resources, Inc. and its wholly owned subsidiaries (the "Company") provide strategic staffing solutions and personnel worldwide. Its operations include information technology staffing, temporary staffing, human resource staffing, permanent placement and executive search. Headquartered in New York, the Company has temporary staffing offices in California, Connecticut, Florida, New Jersey, North Carolina, Virginia, and, until recently, Texas and had executive search offices in New York, Illinois, the United Kingdom and Hong Kong. In March 2003, the Company exited its executive search segment through the sale of its Whitney subsidiaries (see Note 17).

The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has a working capital deficiency and as more fully described in Note 8, the Company is in default on its Senior Credit Facility , Senior Subordinated Notes and Series G Convertible Preferred Stock. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustment to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the outcome of this uncertainty.

As more fully described in Note 8, management is negotiating with its lenders to restructure these obligations and for other potential sources of financing. There can be no assurance that such negotiation will be concluded on favorable terms or at all.

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

               Headway Corporate Resources, Inc. and Subsidiaries

Executive search services are primarily engaged on a retainer basis. Income from retainer contracts which provide for periodic billings over periods of up to one year, is recognized as earned based on the terms of the contract.

Cash Equivalents

Cash equivalents are comprised of certain highly liquid investments with a maturity of three months or less when purchased.

Short-Term Investments

Short-term investments are comprised of a certificate of deposit. The maturity of the certificate of deposit at acquisition was one year. The book value of the investment approximates the market value as a result of the short-term nature and the low level of risk of the investment.

Property and Equipment

Property and equipment are stated at cost. Depreciation is computed utilizing the straight-line method over the estimated useful lives of the assets which range from three to seven years. Leasehold improvements are amortized utilizing the straight-line method over the lesser of the useful life of the leasehold or the term of the lease.

Deferred Rent

The Company leases premises under leases which provide for periodic increases over the lease term. Pursuant to Statement of Financial Accounting Standards ("SFAS") No. 13, "Accounting for Leases," the Company records rent expense on a straight-line basis. The effect of these differences is recorded as deferred rent.

Deferred Taxes

The Company provides for deferred taxes pursuant to SFAS No. 109, "Accounting for Income Taxes," which requires the recognition of deferred taxes utilizing the liability method.

Foreign Currency Translation

Balance sheet accounts of the Company's United Kingdom, and Asian subsidiaries are translated using year-end exchange rates. Statement of operations accounts are translated at monthly average exchange rates. The resulting translation adjustment is reported as other comprehensive income (loss) in stockholders' equity (deficit). Foreign exchange gains and losses for all the years presented were not significant.

               Headway Corporate Resources, Inc. and Subsidiaries

Goodwill

During 2001 and 2000, goodwill was amortized utilizing the straight-line method over periods of 20 to 30 years. The Company periodically evaluated the carrying value and the periods of amortization of goodwill based on the current and expected future un-discounted cash flow from operations of the entities giving rise to the goodwill to determine whether events and circumstances warrant revised estimates of carrying value or useful lives. No such write-downs were made during 2001 and 2000.

On January 1, 2002, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets". Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the SFAS No. 142. Other intangible assets will continue to be amortized over their useful lives.

Deferred Financing Costs

Deferred financing costs are amortized utilizing the straight-line method over the term of the related debt.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk include cash and cash equivalents, short-term investments and accounts receivable arising from its normal business activities. The Company places its cash and cash equivalents and short-term investments with high credit quality financial institutions.

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

Fair Value of Financial Instruments

The carrying amount of the Company's cash and cash equivalents, short-term investments, accounts receivable, accounts payable and accrued expenses approximates fair value. It is not practicable to estimate the fair value of the borrowings under the Senior Credit Facility and Senior Subordinated Notes and the Series G Preferred Stock. (See Note 8).

               Headway Corporate Resources, Inc. and Subsidiaries

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Segment Information

The Company reports segment information in accordance with SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". SFAS No. 131 establishes standards for the way companies report information about operating segments in annual financial statements. SFAS No. 131 also establishes standards for related disclosures about products and services, geographic areas, and major customers (see Note 16).

Stock-Based Compensation

The Company grants stock options for a fixed number of shares to employees with an exercise price equal to the fair value of the shares at the date of grant. The Company accounts for stock option grants in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related interpretations because the Company believes the alternative fair value accounting provided for under SFAS No. 123, "Accounting for Stock-Based Compensation", requires the use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized on the date of grant.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." SFAS No. 148 amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value based methods of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require more prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has elected to continue to follow the intrinsic value method of accounting as prescribed by APB Opinion No. 25 to account for stock options.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the vesting period of the options. The Company's pro forma information is as follows:

               Headway Corporate Resources, Inc. and Subsidiaries

                                                  Year ended December 31
                                              2002          2001         2000
                                         ---------------------------------------
 Net (loss) income available for
   common stockholders as reported       $(100,697,000) $(7,179,000) $4,470,000
 Pro forma SFAS 123 compensation
   income (expense), net of
   income tax expense                    $     122,000  $  (283,000) $ (431,000)
                                         ---------------------------------------
 Pro forma net (loss) income
   available for common
   stockholders                          $(100,575,000) $(7,462,000) $4,039,000
                                         =======================================

 (Loss) earnings per share as reported
   Basic                                 $       (8.05) $      (.67) $     0.42
   Diluted                               $       (8.05) $      (.67) $     0.41
  Pro forma SFAS 123
   compensation income
   (expense), net of income
   taxes per share
   Basic                                           .01         (.03)      (0.04)
   Diluted                                         .01         (.03)      (0.03)
 Pro forma (loss) earnings per
   basic share
   Basic                                 $      (8.04)  $      (.70) $      .38
   Diluted                               $      (8.04)  $      (.70) $      .38

Reclassifications

Certain items previously reported in specific financial statement captions have been reclassified to conform with the 2002 presentation.

New Accounting Standards

In July 2001, the FASB issued SFAS No. 141, "Business Combinations, and No. 142, Goodwill and Other Intangible Assets", effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives are no longer amortized, but are subject to annual impairment tests in accordance with the statements. Other intangible assets continue to be amortized over their useful lives. Upon adoption of SFAS No. 142 in the first quarter of 2002, the Company recorded a non-cash charge of $45 million to reduce the carrying value of its goodwill. Based on the results of the Company's annual goodwill impairment test in the fourth quarter of 2002 and the estimated implied value of the Company based on the various restructuring proposals received by the Company, it was determined that there was a further impairment of the remaining goodwill and accordingly the balance of $42,471,000 was written off (see Note 6). The adoption of SFAS No. 141 did not have a material impact on the Company's results of operations or financial position.

               Headway Corporate Resources, Inc. and Subsidiaries

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of", and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations for a Disposal of a Segment of a Business" ("APB 30"). The Company evaluates whether there has been an impairment in any of its long-lived assets on an annual basis or if certain circumstances indicate that a possible impairment may exist. An impairment in value exits where the carrying value of a long-lived asset exceeds its fair value. If it is determined that an impairment in value has occurred, the carrying value is written down for its fair value. The Company adopted SFAS No. 144 in 2002 (see Note 6).

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 62, Amendment of FASB Statement No. 13, and Technical Corrections". SFAS No. 145 eliminates the requirement under SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt," to report gains and losses from extinguishments of debt as extraordinary items in the income statement. Accordingly, gains or losses from extinguishments of debt for fiscal years beginning after May 15, 2002 shall not be reported as extraordinary items unless the extinguishment qualifies as an extraordinary item under the provisions of APB 30. Upon adoption of this pronouncement, any gain or loss on extinguishment of debt previously classified as an extraordinary item in prior periods presented that does not meet the criteria of Opinion 30 for such classification should be reclassified to conform with the provisions of SFAS No. 145. Management does not believe the adoption of this standard will have a material impact on the consolidated financial statements.

In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" and nullifies EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)" ("EITF No. 94-3"). SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, whereas EITF No. 94-3 had recognized the liability at the commitment date to an exit plan. The Company is required to adopt the provisions of SFAS No. 146 effective for exit or disposal activities initiated after December 31, 2002. Management does not believe the adoption of this standard will have a material impact on the consolidated financial statements.

               Headway Corporate Resources, Inc. and Subsidiaries

3. Property and Equipment

Property and equipment consists of the following:

                                                      December 31
                                                   2002          2001
                                                -------------------------

Leasehold improvements                          $  544,000   $ 1,720,000
Furniture and fixtures                             539,000     1,884,000
Office and computer equipment                    6,719,000     8,141,000
                                                -------------------------
                                                 7,802,000    11,745,000
Less accumulated depreciation and amortization   4,500,000     6,054,000
                                                -------------------------
                                                $3,302,000   $ 5,691,000
                                                =========================

See Note 6 for a discussion of impairment of property and equipment.

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

During the years ended December 31, 2002, 2001 and 2000, the Company incurred fees of approximately $82,000, $61,000 and $204,000, respectively, for legal services to an entity, whose partner is a member of the Company's Board of Directors.

5. Acquisitions

In connection with acquisitions the Company made in 1997, 1998 and 1999 in addition to the purchase price paid at closing, the Company was obligated to pay additional cash and common stock earnout consideration to the sellers based on future earnings. In 2002, 2001 and 2000, additional consideration of approximately $158,000, $2,966,000 and $8,062,000, respectively, was recorded. As consideration for a portion of the earnouts recorded in 2000, the Company issued 157,166 shares of the Company's common stock, valued at $416,333.

               Headway Corporate Resources, Inc. and Subsidiaries

6. Goodwill and Long-lived Assets

Upon adoption of SFAS No. 142 in the first quarter of 2002, the Company recorded a non-cash charge of $45 million to reduce the carrying value of its goodwill. Such charge is non-operational in nature and is reflected as a cumulative effect of an accounting change in the accompanying 2002 consolidated statement of operations. Based on the results of the Company's annual goodwill impairment test in the fourth quarter of 2002 and the estimated implied value of the Company based on the various restructuring proposals received by the Company, it was determined that there was a further impairment of the remaining goodwill and accordingly the balance of $42,471,000 was written off. This amount is reflected as impairment of goodwill and long-lived assets in the 2002 consolidated statement of operations.

A summary of the change in the Company's goodwill during the year ended December 31, 2002, by reporting units is as follows:

                                           Goodwill
                    ----------------------------------------------------------
                     January 1,                                   December 31,
Reporting Units        2002        Adjustments(i)  Impairments       2002
---------------     -------------  -------------  --------------  ------------
Executive Search    $11,086,000     $ 92,000      $(11,178,000)   $       -
Temporary Staffing   42,415,000       66,000       (42,481,000)           -
Technology Staffing  33,812,000            -       (33,812,000)           -
                    -------------  -------------  --------------  ------------
Total               $87,313,000     $158,000      $(87,471,000)   $       -
                    =============  =============  ==============  ============

(i) During the year ended December 31, 2002, additional purchase price of $158,000 was recorded as goodwill upon the determination that the earnouts had been met on certain acquisitions made in 1997, 1998 and 1999.

The 2001 and 2000 results on a historical basis do not reflect the provisions of SFAS No. 142. Had the Company adopted SFAS No. 142 on January 1, 2000 and ceased to amortize goodwill at such date, the historical net (loss) income and basic and diluted net (loss) income per common share would have been changed to the adjusted amounts indicated below:

                                       Year Ended December 31, 2001
                                   ------------------------------------
                                                 Net loss per basic and
                                     Net loss    diluted common share
                                   ------------------------------------
As reported--historical basis      $(7,179,000)   $     (.67)
Add:  Goodwill amortization          4,013,000           .37
Income tax impact                   (1,746,000)         (.16)
                                   ------------------------------------
Adjusted                           $(4,912,000)   $     (.46)
                                   ====================================

               Headway Corporate Resources, Inc. and Subsidiaries

                                         Year Ended December 31, 2000
                              -----------------------------------------------------
                                          Net income per basic   Net income per
                              Net income      common share     diluted common share
                              -----------------------------------------------------
As reported--historical basis $4,470,000     $      .42           $      .41
Add: Goodwill amortization     3,891,000            .37                  .27
Income tax impact             (1,673,000)          (.16)                (.11)
                              -----------------------------------------------------
Adjusted                      $6,688,000     $      .63           $      .57
                              =====================================================

In accordance with the provisions of SFAS No. 144, in the fourth quarter of 2002, the Company determined that there was an impairment to property and equipment in the amount of $1,168,000 ($854,000 and $314,000 related to the Executive Search and Technology Staffing asset groups, respectively). This amount is reflected in impairment of goodwill and long-lived assets in the 2002 consolidated statements of operations. In calculating the impairment charges, the fair value of the impaired asset groups (see Note 16) were estimated using a discounted cash flow methodology.

7. Derivative Financial Instruments

As of January 1, 2001, the Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which was issued in June 1998. The Company accounted for the accounting change as a cumulative effect of a change in an accounting principle. The adoption of Statement 133 resulted in a cumulative effect of an accounting change of $248,000, net of an applicable income tax benefit of $187,000, which was recognized as a charge to other comprehensive income (loss) in 2001.

The Company used interest rate swap contracts for hedging purposes. The Company had entered into interest rate swap agreements that effectively converted a portion of its floating-rate debt to a fixed-rate basis through April 18, 2002, thus reducing the impact of interest-rate changes on interest expense. Approximately $30,000,000 of the Company's outstanding debt was designated as the hedged item to an interest rate swap agreement which expired on April 18, 2002. For interest rate swaps, the net amounts paid or received and net amounts accrued through the end of the accounting period were included in interest expense. Unrealized gains or losses on interest rate swap contracts were not recognized in income. During the years ended December 31, 2002 and 2001, the Company recognized a change in fair value of the derivative of $264,000 and $16,000, respectively, related to the change in fair value of the interest rate swap contract net of applicable income taxes of $199,000 and $12,000, respectively, as a component of other comprehensive income.

8. Long-Term Debt and Credit Facilities

In March 1998, the Company obtained $105 million of financing consisting of a $75 million senior credit facility ("the Senior Credit Facility") which was subsequently increased to $100 million, $10 million of senior subordinated notes

               Headway Corporate Resources, Inc. and Subsidiaries

(the "Senior Subordinated Notes"), and $20 million of Series F Convertible Preferred Stock (see Note 9).

In August 2000, the Senior Credit Facility was amended and the amount that could be borrowed was reduced to $85,000,000. In August 2001, the Company further amended the Senior Credit Facility, reducing the amount that could be borrowed to $72,000,000.

In April 2002, the Company further amended the Senior Credit Facility, which extended the maturity date to June 30, 2003, waived compliance with certain financial ratios, which the Company had failed, and required the Company to issue warrants to purchase 2,455,522 shares of common stock at $0.25 per share (the "Bank Warrants") to the lenders.

As of December 31, 2002, $72,000,000 in aggregate principal amount was outstanding under the Company's Senior Credit Facility. The Company's Senior Credit Facility expires in June 2003 with all outstanding amounts then due. Substantially all assets of the Company have been pledged as collateral for the senior credit facility.

In December 2002, the Company further amended the Senior Credit Facility and obtained a waiver of compliance with certain financial covenants, which the Company had failed as of that date, including maintenance of a minimum level of EBITDA and the requirement that the Company make a partial repayment of the loan if the accounts receivable is below a certain level. The amendment provided a waiver and reduced the amount of the monthly cash interest payment through March 31, 2003. Although the Company was in compliance with the Amendment as of December 31, 2002, the waiver expired on March 31, 2003 causing the Company to be in default of the Senior Credit Facility. The existence of events of default under the Senior Credit Facility creates cross-defaults under the Indenture for the Senior Subordinated Notes and the Certificate of Designations for the Preferred Stock. Upon the occurrence and during the continuation of an event of default under the Certificate of Designations, holders of the Preferred Stock may require redemption of the Preferred Stock by the Company.

The Company is currently in negotiations with its Senior Lenders and the holders of its Senior Subordinated Notes and Preferred Stock (collectively, the "Senior Creditors") to further amend the Senior Credit Facility, Indenture and
Certificate of Designations, which would include a waiver and an extended maturity date as well as modified financial covenants that would give the Company greater flexibility to operate. The Company is also currently in negotiations with the Senior Creditors concerning a possible restructuring of the Company's outstanding debt and equity. Any such restructuring would likely involve a significant reduction in the Company's debt, new debt and equity financing and a significant dilution in the percentage of the outstanding common stock held by the Company's current common stockholders. No assurances can be given that any restructuring will be accomplished or as to the terms thereof. If such waivers and amendments or restructuring is not achieved and the Senior Creditors exercise their rights and remedies as a result of the pending events of default or upon the maturity of the

               Headway Corporate Resources, Inc. and Subsidiaries

Senior Credit Facility on June 30, 2003, the Company would not have sufficient liquidity to meet its obligations, and may need to file for bankruptcy pursuant to chapter 11 of the Bankruptcy Code.

As of December 31, 2002, the Company had a working capital deficit of approximately $54,581,000 compared to working capital of $34,813,000 at December 31, 2001. The deficiency was a direct result of the classification of the Senior Credit Facility and Senior Subordinated Notes as current liabilities.

As of December 31, 2002, $10,000,000 in aggregate principal amount was outstanding under the Senior Subordinated Notes and $20,000,000 in face amount of Preferred Stock was outstanding. The Senior Subordinated Notes are payable in March 2006 and originally bore interest at 12% per annum until March 2001, increasing to 14% per annum thereafter. In January 2001, the terms of the Senior Subordinated Notes were amended, including increasing the effective interest rate to 13% until March 2001 and 15% thereafter. In August 2001, the Company entered into a Limited Waiver and Amendment with the Senior Subordinated Notes Holders and the Preferred Stockholders, which provided the following, among other things:

i. A waiver of the events of default on the Senior Subordinated Notes and the Preferred Stock.
ii. A waiver of the payment of (but not the accrual of) interest and dividends under the Senior Subordinated Notes and the Preferred Stock, respectively.
iii. An increase in the interest rate on the Senior Subordinated Notes to 20% per annum (which increase has since been waived).
iv.  An increase in the annual dividend rate to 10%.
v.   A reduction in the  conversion  price of the  Preferred  Stock to $1.00 per share.
vi. The issuance of warrants in the aggregate, exercisable into 3,000,000 shares of the Company's common stock (the "Series G Warrants").
vii. Required maintenance of a certain amount of EBITDA, as defined, and maximum amonts of capital expenditures. Such EBITDA requirement was not met as of December 31, 2001.
viii.The  reduction of the  exercise  price of all Series G Warrants to $.01 per share if certain requirements are not met (see below).
ix. The exchange of the Series F Preferred Stock in to an equal number of shares of a newly created Series G Convertible Preferred Stock. Such exchange took place as of September 7, 2001. The Series G Preferred Stock has the same features as the Series F Preferred Stock, other than the reduction in the conversion price under the conditions described above.

On April 17, 2002, the Senior Subordinated Notes were further amended and the Company entered into the Second Limited Waiver with the holders of the Senior Subordinated Notes Holders and Preferred Stock, which provided the following:

               Headway Corporate Resources, Inc. and Subsidiaries

i) A waiver of the events of default on the Senior Subordinated Notes from March 31, 2002 through the "Recap Amendment Termination Date", defined as the earliest of (1) June 30, 2003 or such earlier on date on which the Senior Credit Facility may mature; (2) the date on which all amounts due under the Senior Credit Facility shall have been paid in full in cash; (3) the date on which the Senior Credit Facility is amended or modified in a manner that (A) increases the Base Rate, the Default Rate, the Applicable Margin or any other interest rate on the Senior Indebtedness (B) decreases the PIK Amount (C) increases the amount of fees or other payments due to the agent or any lender under the Senior Credit Facility (other than increases made in connection with events of default under the Senior Credit Facility that do not exceed, in the aggregate, 0.50% of the outstanding payment obligations under the Senior Credit Facility), or (D) in consideration of which, the agent or any lender under the Senior Credit Facility is issued any additional equity interest in the Company; and (4) the acceleration of any indebtedness under the Senior Credit Facility or the exercise of any rights or remedies by any of the lenders under the Senior Credit Facility.
(ii) A waiver of the payment of interest (but not the accrual of interest) under the Senior Subordinated Notes from March 31, 2002 through the Recap Amendment Termination Date.
(iii)A waiver of the Preferred Stock events of default and a waiver of the payment of dividends (but not the accrual of dividends) on the Preferred Stock from March 31, 2002 through the Recap Amendment Termination Date. Under the terms of the Second Limited Waiver, dividends on the Preferred Stock accrue as additional liquidation preference. Accordingly, the accrued dividend balance as of December 31, 2001 has been re-classified from accrued expenses to preferred stock.
(iv) A waiver of the increase in interest rate on the Senior Subordinated Notes from 15% to 20% retroactive to July 1, 2001.
(v) An adjustment to the exercise price of certain of the Series G Warrants to $0.25 per share. The re-pricing of the Series G Warrants resulted in deferred financing costs based on the fair value of the warrants of $73,000, which is being amortized through June 2003.
(vi) Required maintenance of certain amounts of EBITDA, as defined, and maximum amounts of capital expenditures, as defined. Such EBITDA covenant was not met as of December 31, 2002.
(vii)That the Company take all actions necessary to obtain common stockholder approval of an increase in the number of authorized common shares of the Company to 80,000,000 at a stockholder meeting to be held no later than July 15, 2002, subject to extension under certain circumstances. Such approval was obtained on July 15, 2002.
(viii) That the Company issue Bank Warrants to purchase 2,455,522 shares of common stock at $0.25 per share to the lenders in connection with the amendment of its Senior Credit Facility. Such warrants were issued in April 2002. The issuance of these warrants resulted in deferred financing costs based on the fair value of the warrants of $105,000, which is being amortized through June 2003.

               Headway Corporate Resources, Inc. and Subsidiaries

In May 2002,  the  holders of the Senior  Subordinated  Notes and the  Preferred
Stock exchanged $474,000 in accrued and unpaid interest on the Senior Subordinated Notes to exercise the Series G Warrants. In connection with this exercise, the Company issued 3.0 million shares of common stock to the holders.

As of December 31, 2002, the unpaid aggregate dividend was $3,285,000 of which $2,160,000 and $1,125,000 relate to the years ended December 31, 2002 and 2001. The unpaid interest on the Senior Credit Facility at December 31, 2002 is $1,138,000, which is included in accrued interest. The unpaid interest on the Senior Subordinated Notes at December 31, 2002 is $2,151,000, which is included in accrued interest.

9. Stockholders' Equity

In March 1998, the Company authorized and issued 1,000 shares of Series F Convertible Preferred Stock for $20,000,000. The Series F Convertible Preferred Stock is non-voting, accrues dividends at the rate of 5.5% (increased to 7.5% in March 2000) per annum and was convertible into common stock at an initial conversion price of $5.58 per share (the market value of the Company's common stock at closing). On September 7, 2001, the Series F Convertible Preferred Stock were exchanged into an equal number of the newly created Series G
Convertible Preferred Stock. Expenses in connection with the issuance of the preferred stock amounted to $1,367,000 and were accounted for as share issuance expenses. The Series F and Series G Convertible Preferred Stock requires redemption for cash upon the occurrence of a change of control, as defined. The change of control event which triggers redemption at the option of the holder is not deemed solely within the control of the Company. Accordingly, the Company has classified the Series G Convertible Preferred Stock outside of permanent stockholders' equity on the December 31, 2002 and December 31, 2001 balance sheets.

In September 1998, the Company authorized a stock repurchase program of up to 1,000,000 shares of the Company's common stock. The Company did not make any purchases under this program in 2002 and 2001. In 2000, the Company repurchased 5,000 shares of the Company's common stock for approximately $20,000.

At December 31, 2002, approximately 28,982,000 shares of common stock have been reserved for future issuance as follows:

  Convertible Preferred Stock                      23,285,000
  Bank Warrants                                     2,456,000
  Stock Incentive Plan (see Note 10)                3,241,000
                                                   ----------
                                                   28,982,000
                                                   ==========

               Headway Corporate Resources, Inc. and Subsidiaries

At December 31, 2002, the Bank Warrants are fully vested, have an exercise price of $0.25 per share and expire in April 2007. During 2002, 3,000,000 shares of the Company's common stock were issued in connection with the exercise of the Series G Warrants. The holders of the Senior Subordinated Notes and the Series G Convertible Preferred Stock exchanged $474,000 in accrued and unpaid interest on the Senior Subordinated Notes to exercise the Series G Warrants. During 2001, no warrants were exercised and approximately 270,000 warrants expired. During 2000, no warrants were exercised and approximately 102,000 warrants that were issued upon the conversion of Series D convertible preferred stock were cancelled.

10. (Loss) Earnings Per Share

The following table sets forth the computation of basic and diluted (loss) earnings per share for the years ended December 31, 2002, 2001 and 2000:

               Headway Corporate Resources, Inc. and Subsidiaries

                                                      2002          2001         2000
                                                 ---------------------------------------
 Numerator:
   Net (loss) income                             $ (98,538,000) $(5,679,000) $ 5,884,000
   Cumulative effect of accounting change           45,000,000
   Preferred stock dividend requirements            (2,159,000)  (1,500,000)  (1,414,000)
                                                 ---------------------------------------
   Numerator for basic (loss)
    earnings per share - net (loss) income
    available for  common stockholders before
    cumulative effect of accounting change         (55,697,000)  (7,179,000)   4,470,000
   Cumulative effect of accounting change          (45,000,000)           -            -
                                                 ---------------------------------------
   Numerator for basic (loss)
    earnings per share - net (loss)
    income available for common stockholders      (100,697,000)  (7,179,000)   4,470,000
   Effect of dilutive securities:
    Preferred dividend requirements                          -            -    1,414,000
                                                 ---------------------------------------
 Numerator for diluted (loss)
   earnings per share - net (loss) income
   available for common stockholders
   after assumed conversions (2000)              $(100,697,000) $(7,179,000) $ 5,884,000
                                                 =======================================
 Denominator:
   Denominator for basic (loss)
    earnings per share - weighted average shares    12,504,969    10,729,627  10,590,461
   Effect of dilutive securities:
    Stock options, warrants and
      restricted shares                                      -             -      74,142
    Convertible preferred stock                              -             -   3,584,299
                                                 ---------------------------------------
    Dilutive potential common stock                          -             -   3,658,441
                                                 ---------------------------------------
 Denominator for diluted (loss)
   earnings per share - adjusted weighted-average
   shares and assumed conversions                   12,504,969    10,729,627  14,248,902
                                                 =======================================
 Basic (loss) earnings per share
   before cumulative effect of
   accounting change                             $       (4.45) $       (.67) $      .42
                                                 =======================================
 Basic (loss) earnings per share                 $       (8.05) $       (.67) $      .42
                                                 =======================================
 Diluted (loss) earnings per share
   before cumulative effect of
   accounting change                             $       (4.45) $       (.67) $      .41
                                                 =======================================
 Diluted (loss) earnings per share               $       (8.05) $       (.67) $      .41
                                                 =======================================

The calculation of diluted (loss) earnings per share excludes potential common shares. During the years ended December 31, 2002 and December 31, 2001, Series G and Series F preferred stock, restricted common stock, warrants and stock options were outstanding but were excluded because to include them would be antidilutive.

               Headway Corporate Resources, Inc. and Subsidiaries

11. Income Taxes

Pre-tax (loss) income from foreign operations was $(2,734,000), $(1,053,000) and $1,718,000 for the years ended December 31, 2002, 2001 and 2000, respectively.

Income tax (benefit) expense from continuing operations consists of the following:

                                          Year ended December 31
                                    2002           2001          2000
                               -------------------------------------------
 Current:
   Domestic                     $(5,696,000)   $(3,745,000)   $3,368,000
   Foreign                           65,000        116,000       443,000
                               -------------------------------------------
                                 (5,631,000)    (3,629,000)    3,811,000
                               -------------------------------------------
 Deferred expense:
   Domestic                        (506,000)        50,000       577,000
   Foreign                          199,000       (199,000)            -
                               -------------------------------------------
 Total deferred expense            (307,000)      (149,000)      577,000
                               -------------------------------------------
                                $(5,938,000)   $(3,778,000)   $4,388,000
                               ===========================================

The components of deferred tax assets and liabilities are as follows:

                                              December 31
                                           2002          2001
                                      ---------------------------
 Deferred tax assets:
   Deferred rent                      $   400,000     $  462,000
   Allowances for doubtful accounts       857,000        559,000
   Net operating loss carryforwards     2,632,000        932,000
   Depreciation                           410,000              -
   Intangibles                         19,391,000              -
   Other                                  299,000         47,000
                                      ---------------------------
                                       23,989,000      2,000,000
 Deferred tax liabilities:
   Depreciation                                 -       (216,000)
   Intangibles                                  -     (2,091,000)
                                      ---------------------------
                                                -     (2,307,000)
                                      ---------------------------
 Valuation allowance                  (23,989,000)             -
                                      ---------------------------
                                      $         -     $ (307,000)
                                      ===========================

Realization of deferred tax assets is dependent on future earnings. Due to the uncertainty of realization of the net deferred tax assets, the Company has provided a valuation allowance.

               Headway Corporate Resources, Inc. and Subsidiaries

A reconciliation of the statutory Federal income tax rate to the effective rates is as follows:

                                        Year ended December 31
                                       2002      2001      2000
                                     ------------------------------

 Statutory rate                         (34)%     (34)%      34%
 State and local income taxes
   (net of federal tax benefit)          (5)       (7)        7
 Impact of valuation allowance           28%        0%        0%
 Other                                    1         1         2
                                     ------------------------------
 Effective tax rate                     (10)%     (40)%      43%
                                     ==============================

The Company has a federal net operating loss in the current year of approximately $17,000,000, which will be carried back for federal income tax purposes. At December 31, 2002, the Company also has state and local operating loss carryforwards of approximately $28,000,000, which will be carried forward for state tax purposes. These carryforwards expire at various dates through December 31, 2022, depending on the state or local tax jurisdiction.

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


                                       Number of   Weighted Average
                                        Shares      Exercise Price
                                     --------------------------------

 Outstanding at December 31, 1999     1,985,231        $ 4.47
 Granted                                282,500          3.34
 Canceled                              (345,000)         4.59
                                     --------------
 Outstanding at December 31, 2000     1,922,731          4.27
 Granted                                 20,000          0.60
 Canceled                               (95,950)         5.23
                                     --------------
 Outstanding at December 31, 2001     1,846,781          4.19
 Canceled                              (210,500)         4.56
                                     --------------
 Outstanding at December 31, 2002     1,636,281          4.14
                                     ==============
 Exercisable at December 31, 2000     1,276,896          4.13
                                     ==============
 Exercisable at December 31, 2001     1,460,948          4.20
                                     ==============
 Exercisable at December 31, 2002     1,571,281          4.17
                                     ==============

Options granted vest equally over three years or cliff vest at the end of a three-year term and are exercisable for a period not to exceed ten years from the date of grant.

               Headway Corporate Resources, Inc. and Subsidiaries

Information regarding options outstanding under the Plan at December 31, 2002 is as follows:

                         Options Outstanding             Options Exercisable
                 ------------------------------------- ----------------------
                                           Weighted-
                                Weighted-  Average                  Weighted-
Exercise         Number of      Average    Remaining   Number of    Average
Price            Options        exercise   Contractual Options      Exercise
Range            Outstanding    Price      Life        Exercisable  Price
-----------------------------------------------------------------------------

$ 0.60              15,000      $ 0.60     8.7 years     15,000      $0.60
  2.38 - 3.50      537,500        2.81     3.4 years    510,833       2.83
  3.62 - 5.38      935,231        4.30     5.5 years    896,898       4.31
  5.50 - 8.00       65,000        6.36     5.7 years     65,000       6.36
  9.88              83,550        9.88     5.6 years     83,550       9.88
                 -----------                          ----------
                 1,636,281                            1,571,281
                 ===========                          ==========

There were no options granted during the year ended December 31, 2002. The weighted average fair value of options granted during the years ended December 31, 2001 and 2000 was $0.28 and $2.12, respectively. The weighted average remaining contractual life of options exercisable at December 31, 2002 is 4.17 years.

13. Stock-Based Compensation

Pro forma information regarding net (loss) income and (loss) earnings per share is required by SFAS No. 123 and has been determined as if the Company had accounted for its employee stock options under the fair value method of SFAS No.
123. The fair value for the options granted in 2001 and 2000 was estimated at the date of grant using a Black-Scholes option-pricing model with the following weighted-average assumptions:

                               Year ended December 31
                                  2001        2000
                               ----------------------
 Assumptions
 Risk-free rate                   4.61%       6.72%
 Dividend yield                      0%          0%
 Volatility factor of the
   expected market price of
   the Company's common stock       .47         .70
 Average life                   5 years     5 years

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

               Headway Corporate Resources, Inc. and Subsidiaries input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

14. Commitments and Contingencies

The Company leases office space under operating leases which have various expiration dates through October 2009. The leases provide for additional rent based on increases in operating costs and real estate taxes. The Company also leases equipment under capital leases expiring at various times through January 2004.

Future minimum lease payments at December 31, 2002 under capital leases and noncancelable operating leases (shown net of $563,000 of sublease income per annum through 2009) with remaining terms of one year or more are as follows:

                                         Capital        Operating
                                         Leases          Leases
                                     --------------------------------

 2003                                 $   126,000     $ 2,494,000
 2004                                       5,000       1,822,000
 2005                                           -       1,341,000
 2006                                          --       1,206,000
 2007                                          --         674,000
 Thereafter                                     -         806,000
                                     --------------------------------
 Total minimum lease payments             131,000     $ 8,343,000
                                                     ================
 Less amounts representing interest         3,000
                                     ----------------
 Present value of net minimum
   lease payments                         128,000
 Less current portion                     123,000
                                     ----------------
 Long-term portion                      $   5,000
                                     ================

Included in property and equipment at December 31, 2002 and 2001 is equipment recorded under capital leases with a cost of $1,026,000 and $1,170,000, respectively, and accumulated depreciation and amortization of $756,000 and $693,000, respectively. Amortization of equipment recorded under capital leases is included with depreciation expense.

Rent expense, including escalation charges, and net of sublease income of $563,000, $563,000 and $514,000 for the years ended December 31, 2002, 2001 and
2000 were $3,145,000, $3,070,000 and $2,976,000, respectively.

The  Company  has  letters  of  credit  outstanding  aggregating  $1,687,000  in
connection  with  various  guarantees  relating  to  its  workers   compensation
insurance policy, office leases and capital leases.

               Headway Corporate Resources, Inc. and Subsidiaries

In February 1999, a lawsuit was filed in the Superior Court of California alleging breach of contract, interference with prospective business relations, misappropriation of trade secrets and unfair competition. In February 2002, the lawsuit was settled. The settlement did not have a material effect on the financial position, results of operations or cash flows of the Company.

In May 2000, a lawsuit was filed in the Judicial District Court of Dallas County, Texas alleging breach of contract, fraud, negligence, negligent retention and supervision, civil conspiracy and harmful access by computer. In July 2002, a judgment was entered in the amount of $790,000 against Headway and the other defendants. This judgment was reflected in the net loss for the nine months ended September 30, 2002. In January 2003, the lawsuit was settled for a substantially lesser amount with Headway's insurance covering all but $60,000. During the quarter ending December 31, 2002, $730,000 of such accrual was reversed.

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

16. Segment Information

Major Customers

For the years ended December 31, 2002 and 2001, one staffing services customer accounted for 19% and 12% of the Company's revenues, respectively. For the year ended December 31, 2000, no customer accounted for more than 10% of the Company's revenues.

Geographic Information

For the years ended December 31, 2002, 2001 and 2000, the Company derived substantially all of its revenues from businesses located in the United States, and no other country accounted for more than 10% of the Company's revenues.

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

                                        Year ended December 31, 2002
                                                   Executive
                                      Staffing      Search
                                      Services     Services     Total
                                     ----------------------------------
                                           (Dollars in Thousands)

Revenues                              $253,344     $14,440    $267,784
Impairment of goodwill and
  long-lived assets                     39,807       3,832      43,639
Depreciation and amortization            1,874         393       2,267
Interest expense                         7,948         661       8,609
Interest income                            (70)          -         (70)
Segment (loss) before income tax
  (benefit) and cumulative effect
  of accounting change                 (46,167)     (8,060)    (54,227)
Income tax (benefit)                    (1,351)       (905)     (2,256)
Cumulative effect of accounting
  change                               (36,800)     (8,200)    (45,000)
Segment (loss)                         (81,616)    (15,355)    (96,971)
Segment assets                          38,591       3,693      42,284
Expenditures for long lived assets         813         222       1,035

                                         Year ended December 31, 2001
                                                  Executive
                                      Staffing     Search
                                      Services     Services     Total
                                     -----------------------------------
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

               Headway Corporate Resources, Inc. and Subsidiaries

16. Segment Information (continued)

                                       Year ended December 31, 2000
                                               Executive
                                   Staffing      Search
                                   Services     Services      Total
                                   -----------------------------------
                                          (Dollars in Thousands)

Revenues                            $333,465     $37,650    $371,115

Depreciation and amortization          4,479         858       5,337
Interest expense                       6,818         253       7,071
Interest income                          (98)          -         (98)
Segment income before income tax
  expense                              6,141       8,127      14,268
Income tax expense                     2,641       3,413       6,054
Segment profit                         3,500       4,714       8,214
Segment assets                       128,478      23,356     151,834
Expenditures for long lived assets     1,435         315       1,750



                                          Year ended December 31
                                      2002         2001        2000
                                   -----------------------------------
                                          (Dollars in Thousands)

Reconciliation to net income
Total (loss) profit for             $(96,971)    $(3,772)    $ 8,214
  reportable segments
Unallocated amounts:
  Interest expense                    (3,389)     (1,233)       (978)
  Interest income                          -          72           7
  Corporate overhead                  (1,860)     (1,968)     (3,025)
  Income tax benefit                   3,682       1,222       1,666
                                   -----------------------------------
Net (loss) income                   $(98,538)    $(5,679)    $ 5,884
                                   ===================================

                                               December 31
                                      2002        2001         2000
                                   -----------------------------------
                                          (Dollars in Thousands)
Reconciliation to total assets
Total assets for reportable
  segments                          $ 42,284    $139,998    $151,834
Other assets                           6,073       9,166       2,352
                                   -----------------------------------
Total assets                        $ 48,357    $149,164    $154,186
                                   ===================================

               Headway Corporate Resources, Inc. and Subsidiaries

17. Subsequent Event

On March 13, 2003, Headway Corporate Resources, Inc. exited the executive search segment of its business through a sale of its Whitney subsidiaries. All of Headway's interest in the Whitney subsidiaries were sold to Whitney Group, LLC, a New York limited liability company (the Whitney Group"). Gary S. Goldstein, who had resigned his positions as an officer and director of Headway and its subsidiaries, is an officer and principal owner of membership interest in the Whitney Group.

In consideration for the sale, the Whitney Group (i) issued to the Company a 15 percent membership interest in the Whitney Group (subject to adjustment in certain circumstances), (ii) issued a promissory note in the principal amount of $2,000,000, and (iii) is obligated to pay an earnout equal to five percent of Whitney Group's gross revenues, as defined, during a five-year period commencing January 1, 2003. The note bears interest at the Prime Lending Rate as in effect from time to time, plus two percent per annum. Interest is payable quarterly and the full principal amount of the note is payable in January 2005. The Whitney Group may, at its election, prepay and terminate the promissory note and earnout obligation through a lump sum payment of $5,000,000 less the actual amount of principal previously paid on the promissory note and earnout payments. The Whitney Group is obligated to prepay the promissory note and earnout obligation on the foregoing terms if one or more specified events occur prior to January 1, 2006, that constitute a change in control or ownership of the Whitney Group. The Company has estimated the fair market value of the promissory note at $1,400,000 and the 15% equity interest at $45,000. This transaction will be recorded in the 2003 financial statements and is not expected to have a material gain or loss on the Company's results of operations.

The assets and liabilities of the executive search segment consists of the following:

                                                   December 31,
                                              2002             2001
                                             -----------------------
Cash and cash equivalents                    $  134          $ 1,041
Accounts receivable                           1,600            3,336
Prepaid expenses and other current assets     1,146              528
Prepaid and refundable income taxes             572              722
Property and equipment                            -              973
Goodwill                                          -           11,086
Other assets                                    102              962
                                             -----------------------
   Total Assets                              $3,554          $18,648
                                             =======================

Accounts payable                                191              384
Accrued expenses                                398              905
Accrued payroll                               1,367            3,349
Capital lease obligations, current portion        3                5
Deferred rent                                   773              876
                                             -----------------------
   Total liabilities                         $2,732          $ 5,519
                                             =======================

               Headway Corporate Resources, Inc. and Subsidiaries

18. Quarterly Results of Operations (Unaudited)

The following is a summary of the quarterly results for the years ended December 31, 2002 and 2001.

                                              2002 Quarter Ended
                             ---------------------------------------------------
                               March         June       September      December
                             ---------------------------------------------------
                                (Dollars in Thousands, except per share data)

Revenues                     $ 69,641      $ 65,877      $66,560       $ 65,706
Operating (loss) income        (1,225)          103         (663)       (45,763)
(Loss) before cumulative
  effect of accounting change  (3,509)       (1,900)      (1,855)       (46,274)
Net (loss)                    (48,509)       (1,900)      (1,855)       (46,274)
Basic and diluted net (loss)
  available for common
  stockholders               $  (4.57)     $   (.21)     $  (.18)      $  (3.41)
                             =========     =========     ========      =========



                                             2002 Quarter Ended
                             ---------------------------------------------------
                               March         June       September      December
                             ---------------------------------------------------
                                (Dollars in Thousands, except per share data)

Revenues                     $ 89,713      $ 83,181      $76,140       $ 74,003
Operating income (loss)         5,755           370         (557)        (4,259)

Net income (loss)               1,984          (906)      (2,017)        (4,740)
Net income (loss) available
  for common stockholders:
     -Basic                  $    .15      $   (.12)     $  (.22)      $   (.48)
                             =========     =========     ========      =========
     -Diluted                $    .14      $   (.12)     $  (.22)      $   (.48)
                             =========     =========     ========      =========

                 Schedule II - Valuation And Qualifying Accounts

               Headway Corporate Resources, Inc. and Subsidiaries

                                December 31, 2002




---------------------------------------------------------------------------------------------
           COL. A                   COL. B           COL. C           COL. D        COL. E
---------------------------------------------------------------------------------------------
                                                    Additions
                                               --------------------
                                   Balance at  Charged to  Charged                 Balance
         Description               Beginning   Costs and   to Other Deductions (a) at End
                                   of Period   Expense     Accounts                of Period
---------------------------------------------------------------------------------------------
Year Ended December 31, 2002:
  Deducted from asset account
  Allowance for doubtful accounts  $1,430,000  $1,619,000  $    -   $922,000       $2,127,000

Year Ended December 31, 2001:
  Deducted from asset account
  Allowance for doubtful accounts  $1,156,000  $  611,000  $    -   $337,000       $1,430,000

Year Ended December 31, 2000:
  Deducted from asset account
  Allowance for doubtful accounts  $  958,000  $  297,000  $    -   $ 99,000       $1,156,000


(a) Uncollectible accounts written off.