Form 10-K/A
period 2002-12-31
HEADWAY CORPORATE RESOURCES INC
filed 2003-04-30
CIK 914435

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

                                EXPLANATORY NOTE

     This Amendment No. 1 to the Annual Report on Form 10-K of Headway Corporate Resources, Inc., for the year ended December 31, 2002, is filed to present the information required by Part III of Form 10-K, including Item 10. Directors and Executive Officers of the Registrant, Item 11. Executive Compensation, Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters, and Item 13. Certain Relationships and Related Transactions. Further, Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K, is amended solely to add certain exhibits.

                                TABLE OF CONTENTS

ITEM NUMBER AND CAPTION                                                    Page

Part III
10.   Directors and Executive Officers of the Registrant                      3

11.   Executive Compensation                                                  4

12.   Security Ownership of Certain Beneficial Owners and Management and      9
      Related Stockholder Matters

13.   Certain Relationships and Related Transactions                         11

Part IV
15.   Exhibits, Financial Statement Schedule, and Reports on Form 8-K        15

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

Name                    Age    Positions (1)                          Term Ends

Barry S. Roseman        49     President, Chief Executive              Class 1
                               Officer and Director                     2005

Ehud D. Laska           53     Director                                Class 2
                                                                        2004

Richard B. Salomon      55     Director                                Class 3
                                                                        2003

Jamie Schwartz          35     Executive Vice President, Chief          N/A
                                Operating Officer of HCSS
                                and Secretary

Philicia G. Levinson    39     Senior Vice President, Chief Financial   N/A
                                Officer and Treasurer

-------------------------------------------

(1) All executive officers are elected by the Board and hold office until the next Annual Meeting of stockholders and until their successors are elected and qualify.

     The following is information on the business experience of each director and officer.

     Barry S. Roseman oversees all operations of Headway and its subsidiaries. He joined Headway as its Senior Executive Vice President and Chief Operating Officer in January 1992, and became President in September 1996. In 2002, he assumed the responsibilities of the Chief Executive Officer. He is currently a director and executive officer of each of Headway's subsidiary corporations. For nine years prior to 1992, Mr. Roseman was employed at FCB/Leber Katz Partners, Inc., a division of True North Communications, Inc., in various positions; most recently as Senior Vice President Director of Agency Operations.

     Ehud D. Laska was appointed a director of Headway in August 1993. He is the Chairman and CEO of Investment & Benefit Services, Inc., a national pension administration company. He was the Chairman of Coleman and Company Securities, Inc., a member firm of the National Association of Securities Dealers, Inc. until October 2002. Mr. Laska was also a founding partner and President of InterBank Capital Group, LLC. Through these firms, Mr. Laska specializes in building up companies through same industry consolidation and acquisitions.

     Richard B. Salomon became a director of Headway in June 1995. He has been engaged in the private practice of law for the past five years, during which period he has been a partner in the law firm of Salans, counsel to Headway. Mr. Salomon's practice is primarily in the areas of real estate and corporate law. He currently serves as a director of Tweedy Browne Fund, Inc., a mutual fund based in New York City.

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

                         Item 11. Executive Compensation

Annual Compensation

     The following table sets forth certain information regarding the annual and long-term compensation for services in all capacities to Headway for the prior fiscal years ended December 31, 2002, 2001 and 2000, of those persons who were either (i) the chief executive officer of Headway during the last completed fiscal year or (ii) one of the other four most highly compensated executive officers of Headway as of the end of the last completed fiscal year whose annual salary and bonuses exceeded $100,000 (collectively, the "Named Executive Officers").

                                                      Annual Compensation
                                          __________________________________________________
                                                                                Other Annual
Name and Principal Position        Year   Salary ($) Commission ($)  Bonus ($)  Compensation

Gary S. Goldstein                  2002     650,000    228,073 (1)    291,320      15,209
  Chairman, Chief                  2001     650,000  1,730,040 (1)         --      74,227
  Executive Officer                2000     650,000    462,425 (1)         --      64,752

Barry S. Roseman                   2002     387,500         --        218,750      12,000
  President, Chief                 2001     350,000         --        150,000      27,458
  Operating Officer                2000     350,000         --         50,000      25,390

Jamie Schwartz                     2002     250,000         --         10,000          --
  Executive Vice President, Chief  2001     243,333         --         25,000          --
  Operating Officer of HCSS        2000     210,000         --         35,000          --

Philicia G. Levinson               2002     200,000         --         35,000          --
  Senior Vice President, Chief     2001      50,000         --         15,000          --
  Financial Officer and Treasurer  2000          --         --             --          --

(1) Represents commissions on personal search revenue.

                                                        Long Term Compensation
                                          _________________________________________________
                                                         Securities
                                           Restricted    Underlying    LTIP     All Other
Name and Principal Position        Year   Stock Awards  Options/SARs Payouts   Compensation
                                              ($)           (#)        ($)          (1)
Gary S. Goldstein                  2002        --            --         --           --
  Chairman, Chief                  2001        --            --         --           --
  Executive Officer                2000        --            --         --           --

Barry S. Roseman                   2002        --            --         --           --
  President, Chief                 2001        --            --         --           --
  Operating Officer                2000        --            --         --           --

Jamie Schwartz                     2002        --            --         --       12,500
  Executive Vice President, Chief  2001        --            --         --       25,000
  Operating Officer of HCSS        2000        --        25,000         --       25,000

Philicia G. Levinson               2002        --            --         --           --
  Senior Vice President, Chief     2001        --            --         --           --
  Financial Officer and Treasurer  2000        --            --         --           --

(1) Represents a three year deferred compensation program, in which Mr. Schwartz is a participant. The three years ended during 2002. As a result, Mr. Schwartz received a payout of $75,000 during the year 2002.

Employment and Other Arrangements

     The incentive compensation arrangements for Messrs. Goldstein and Roseman adopted by the Board in 2000 expired at the end of 2001. The year 2002 was a transition year for Headway and its management due to the impact of unfavorable economic conditions and the possibility that Headway might exit the executive search business, which occurred early in 2003. Accordingly, in the Board's view it was not prudent to adopt a new compensation plan during this period of transition. During 2002 the Board approved a monthly retention bonus for $31,250 for Mr. Roseman and retention bonuses totaling $291,320 for Mr. Goldstein in order to induce them to remain with Headway. In March 2003 Headway exited the executive  search  segment  of  its  business  through  a sale  of  its  Whitney subsidiaries to a group led by Gary Goldstein. In connection with the transaction, Mr. Goldstein resigned his positions as an Executive Officer and member of the Board of Directors of Headway and its remaining subsidiaries. As a result of Mr. Goldstein's departure, Mr. Roseman assumed additional responsibilities at Headway. Mr. Roseman's salary was increased to $400,000 from $350,000 in light of his increased level of responsibility. The Board is now in the process of evaluating prospective compensation plans and expects to enter into an employment agreement with Mr. Roseman during the year 2003. In the interim, Mr. Roseman will continue to receive a monthly retention bonus of $31,250 in addition to his salary.

Defined Contribution Plan

     At January 1, 1998, Headway implemented a 401(k) retirement plan covering substantially all employees. The plan does not require matching contributions by Headway, and Headway made no contributions to the plan for 2002. Benefits payable to an employee under the plan are determined solely on the basis of the employee's contributions. Prior to 1998, Headway had four qualified 401(k) contribution plans for its employees. Under one plan, Headway was required to make matching contributions up to 25% of the amount contributed by the employees. Employees are fully vested on their contributions when made, and are fully vested on employer contributions after five years of service.

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

     The following table sets forth certain information with respect to unexercised options held by the Named Executive Officers as of December 31, 2002. No outstanding options held by the Named Executive Officers were exercised in 2002.

                                     Number of Securities       Value of Unexercised
                                    Underlying Unexercised      In-the-Money Options
Name and Principal Position          Options  at FY End (#)       at FY End ($) (1)
                                   Exercisable/Unexercisable  Exercisable/Unexercisable

Gary S. Goldstein
  Chairman, Chief                        355,000/-0-                  -0-/-0-
  Executive Officer

Barry S. Roseman
  President, Chief                       150,000/-0-                  -0-/-0-
  Operating Officer

Jamie Schwartz
  Executive Vice President,             15,000/50,000                 -0-/-0-
  Chief Operating Officer of HCSS


Philicia G. Levinson
  Senior Vice President, Chief            -0-/-0-                     -0-/-0-
  Financial Officer and Treasuer

------------------------------------------
(1) This value is determined on the basis of the difference between the fair market value of the securities underlying the options and the exercise price at fiscal year end. The fair market value of Headway's common stock at fiscal year end was $0.06, which is the last sale price on December 31, 2002.

Report of the Executive Compensation Committee of the Board Of Directors On Executive Compensation for Fiscal Year 2002

     The Executive Compensation Committee (the "Committee") of Headway's Board of Directors sets the salaries and other compensation of Headway's executive officers, including the Chairman and Chief Executive Officer and other Named Executive Officers. Compensation for these executive officers consists mainly of the following items:

o Salaries, which are intended to be competitive, are not performance-based, as are the annual and long-term elements.

o Annual incentive awards are based on Headway performance versus standards adopted early in the year, which may include subjective factors. No annual incentive awards were granted for the fiscal year ending December 31, 2002.

o Long-term incentive awards consist of stock options and performance unit awards. This plan expired as of the end of 2001. No new plan was established in 2002.

o Commissions: Because of his position as a recruiter for Whitney, Gary S. Goldstein receives commissions on his personal search revenue.

     Mr. Goldstein's search revenue commission rate is as follows:

     Revenue                    Commission
     0-$500,000                    10%
     $500-000-$1,000,000           20%
     Greater than $1,000,000       25%

     Mr. Goldstein received $228,073 in commissions in fiscal year 2002.

o Retention incentives: On April 1, 2002, in connection with the amendment of the Company's Senior Credit Facility, the Board offered retention incentives to Messrs Goldstein and Roseman in order to induce them to stay with the Company. In 2002 Mr. Goldstein received $291,320 in retention bonuses and Mr. Roseman received retention bonuses totaling $218,750.

     Chief Executive Officer Compensation: Mr. Goldstein's salary was $650,000 per annum. This was set by the Committee effective January 1, 2000.

     Chief Operating Officer Compensation: Effective April 1, 2002 the Committee set Mr. Roseman's salary at $400,000 per annum. This represents a $50,000 increase from his salary in effect since 2000. In connection with the sale of the Whitney subsidiaries (see below), Mr. Roseman has taken on additional responsibilities at Headway. This salary adjustment was necessary in light of his increased level of responsibility.

     The Board is currently reviewing Mr. Roseman's compensation arrangements and is in the process of determining an appropriate package. The Board anticipates that Headway will enter into an employment agreement with Mr. Roseman upon completion of this process. In the interim, Mr. Roseman will continue to receive a monthly retention bonus of $31,250.

     Subsequent Events: In March 2003, Headway exited the executive search segment of its business through a sale of its Whitney subsidiaries to a group led by Gary Goldstein. In connection with the transaction, Mr. Goldstein resigned his positions as an Executive Officer and member of the Board of Directors of Headway.

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

                                    Members of the Compensation Committee

                                    Ehud D. Laska, Chair

     Item 12. Security Ownership of Certain Beneficial Owners and Management
                         and Related Stockholder Matters

Principal Stockholders

     The following table sets forth as of April 24, 2003, the number and percentage of the outstanding shares of Common Stock that, according to the information supplied to Headway, were beneficially owned by each person who, to the knowledge of Headway, is the beneficial owner of more than 5% of the outstanding Common Stock. Except as otherwise indicated, the persons named in the table have sole voting and dispositive power with respect to all shares beneficially owned, subject to community property laws where applicable.

                                         Amount and Nature of
                                         Beneficial Ownership
                                         --------------------
                                     Common    Options, Warrants Percent of
                                     Shares      And Rights (1)  Class (2)


Gary S. Goldstein                   1,877,005        355,000       15.6%
850 Third Avenue
New York, NY 10022

GarMark Partners, L.P. (3)          2,000,001     15,941,115       60.1%
1325 Avenue of the Americas
26th Floor
New York, NY 10019

Moore Macro Fund, L.P. (4)            749,970      5,966,665       33.8%
c/o Moore Capital
1251 Avenue of the Americas,
53rd Floor
New York, NY 10020

Banc of America Securities, LLC (5)   250,029      1,989,880       14.1%
9 West 57th Street
New York, NY 10019

FSC Corporation (6)                     -0-          859,433        5.8%
Fleet Bank, N.A.
Managed Assets Division
777 Main Street
Hartford, CT  06115


(1) These figures represent options and warrants that are vested or will vest within 60 days from the date as of which information is presented in the table.

(2) These figures represent the percentage of ownership of the named individuals assuming each of them alone has exercised his or her options, warrants, or conversion rights.

(3) GarMark Partners, L.P., is the holder of Series G Convertible Preferred Stock of Headway, which is convertible to 15,911,107 shares of Common Stock. E Garrett Bewkes, III, and Mark Solow are the Managing Members of GarMark Associates L.L.C., the general partner of GarMark Partners, L.P., and, therefore, these persons may be deemed to have shared voting and investment control with respect to such shares. Until recently, Mr. Bewkes served as a non-employee director of Headway, for which he was entitled to receive annually 5,000 options to purchase Common Stock. Mr. Bewkes elected to have all such options issued to GarMark Partners, L.P., so the figure in the table includes the options. Mr. Bewkes resigned from the Board of Directors in March 2003.

(4) Moore Macro Fund, L.P. is the holder of Series G Convertible Preferred Stock of Headway, which is convertible to 5,966,665 shares of Common Stock. Moore Macro Fund, L.P. also holds 749,970 shares of Common Stock.

(5) Banc of America Securities, LLC, is the holder of Series G Convertible Preferred Stock of Headway, which is convertible to 1,989,880 shares of Common Stock. Banc of America Securities, LLC also holds 250,029 shares of Common Stock.

(6) These figures represent warrants to purchase Common Stock that were granted in connection with the amendment of the Company's Senior Credit Facility completed on April 18, 2002.

Management

     The following table sets forth as of April 24, 2003 the number and percentage of the outstanding shares of Common Stock which, according to the information supplied to Headway, were beneficially owned by (i) each person who is currently a director or executive officer of Headway, and (ii) all current directors and executive officers of Headway as a group. Except as otherwise indicated, the persons named in the table have sole voting and dispositive power with respect to all shares beneficially owned, subject to community property laws where applicable.

                                    Amount and Nature of
                                    Beneficial Ownership
                                    --------------------
                                    Common      Options,    Percent of
                                    Shares      Warrants     Class (2)
                                             And Rights (1)

Barry S. Roseman                    383,629      150,000       3.8%
317 Madison Avenue
New York, NY  10017

Ehud D. Laska                        79,580       25,000       0.8%
Interbank Capital Group
630 Fifth Avenue
New York, NY  10111

Richard B. Salomon                   49,965       25,000       0.5%
Salans
620 Fifth Avenue
New York, NY  10020

Jamie Schwartz                         -0-        15,000       0.1%
317 Madison Avenue
New York, NY  10017

Philicia G. Levinson                 66,621          -0-       0.5%
317 Madison Avenue
New York, NY  10017


All Executive officers and          579,795      215,000       5.6%
 Directors as a Group
 (5 Persons)
--------------------------------------------

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

Equity Compensation Plans

     The following table summarizes information, as of December 31, 2002, relating to equity compensation plans of the Company pursuant to which grants of options, restricted stock units or other rights to acquire shares may be granted from time to time.

                           Equity Compensation Plan Information
----------------------------------------------------------------------------------------------

                                 Number of                             Number of securities
                             securities to be    Weighted-average     remaining available for
                                issued upon      exercise price of     future issuance under
Plan category                   exercise of         outstanding      equity compensation plans
                                outstanding      options, warrants     (excluding securities
                             options, warrants      and rights       reflected in column (a))
                                and rights              (b)                  (c)
                                    (a)
----------------------------------------------------------------------------------------------
Equity compensation plans        1,636,281              $4.14               1,604,719
approved by security
holders (1)
----------------------------------------------------------------------------------------------
Equity compensation plans               --                --                       --
not approved by security
holders
----------------------------------------------------------------------------------------------

(1)   This plan is the Company's Amended 1993 Stock Incentive Plan.

                  Item 13. Certain Relationships and Related Transactions

     In March 1998, Headway obtained $105 million of financing consisting of $75 million in senior debt, $20 million of equity financing and $10 million of senior subordinated debt.

     The debt included a Senior Facility, which is now $72 million plus outstanding letters of credit for $1,687,000, under which Bank of America, N.A. (the successor to NationsBank, National Association) is a lender and acts as agent for a group of participating lenders (the "Senior Lenders"). The Senior Lenders include Fleet National Bank.

     The Senior Subordinated Debt was issued under an indenture to GarMark Partners, L.P. ("GarMark"), Moore Global Investments, Ltd. ("Moore"), Banc of America Securities, LLC ("BOA"), and Remington Investment Strategies, L.P. ("Remington"). Furthermore, GarMark, Moore, BOA, and Remington provided $20 million of equity financing through the purchase of 1,000 shares of Series F Convertible Preferred Stock of Headway ("Series F Stock"). GarMark, Moore, BOA, and Remington, purchased 666.67, 205, 83.33 and 45 shares of the Series F Stock, respectively. E. Garrett Bewkes, III, who served as a director of Headway from March 1998 to March 2003, is a Managing Member of GarMark Associates L.L.C., the general partner of GarMark.

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

     On April 17, 2002, Headway further amended and restated the Senior Facility and obtained a waiver of the financial ratio defaults, as well as an extension of the maturity date to June 30, 2003. Among other things, this amendment required us to issue warrants to the Senior Lenders to purchase an aggregate of 2,455,522 shares of our common stock at an exercise price of $0.25 per share exercisable through at least April 30, 2007, including warrants to purchase 859,433 shares issued to FSC Corporation, the designee of Fleet National Bank. The holders of the warrants have the right to demand on four occasions that Headway register for resale under the Securities Act of 1933 the shares of common stock issuable under the warrants, all at Headway's expense. Furthermore, the holders have unlimited piggy-back registration rights.

     Concurrently, but effective as of March 31, 2002, Headway amended the terms of the Senior Subordinated Debt. As a negotiated element of the transaction, the exercise prices of the First Series G Warrants and the Third Series G Warrants was changed to $0.25 per share. All of the Series G Warrants were exercised in May 2002. Under the amendments to the Senior Subordinated Debt, Headway obtained waivers of the financial covenant and interest payment defaults, modified certain financial covenants, as well as continued deferral of interest and dividend payments through a date that is no later than June 30, 2003. As part of this transaction, the holders of the Senior Subordinated Debt agreed to the elimination of the requirement to pay five percent of additional interest on the Senior Subordinated Debt, which was to take effect retroactively as of July 1, 2001.

     In December 2002, the Company further amended the Senior Credit Facility and obtained a waiver of compliance with certain financial covenants, which the Company had failed as of that date. The amendment provided a waiver and reduced the amount of the monthly cash interest payment through March 31, 2003. Although the Company was in compliance with the Amendment as of December 31, 2002, the waiver expired on March 31, 2003 causing the Company to be in default of the Senior Credit Facility. The existence of events of default under the Senior
Credit Facility creates cross-defaults under the Indenture for the Senior Subordinated Notes and the Certificate of Designation for the Preferred Stock. Upon the occurrence and during the continuation of an event of default under the Certificate of Designations, holders of the Preferred Stock may require redemption of the Preferred Stock by the Company.

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

                                     Part IV

    Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

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

   4.20     Amended and Restated Indenture dated April 18, 2002 (4) Ex. No. 4.8

   4.21     Amended and Restated Credit Agreement dated April 17,   Ex. No. 4.10
              2002 (4)

   10.1     Purchase Agreement between Headway Corporate            Ex. No. 10.1
              Resources, Inc., and Whitney Group, LLC dated
              March 7, 2003 (5)

   21.1     Subsidiaries of Headway (6)                             Ex. No. 16

   99.1     Certification of the Chief Executive Officer pursuant   This Filing
              to Section 906 of the Sarbanes-Oxley Act of 2002

   99.2     Certification of the Chief Financial Officer pursuant   This Filing
              to Section 906 of the Sarbanes-Oxley Act of 2002


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

                                    Headway Corporate Resources, Inc.


Date:  April 29, 2003               By:   /s/ Barry S. Rosman
                                          --------------------------------------
                                          Barry S. Roseman, President and Chief
                                          Executive Officer


Date:  April 29, 2003               By:   /s/ Philicia G. Levinson
                                          --------------------------------------
                                          Philicia G. Levinson, Chief Financial
                                          Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: April 29, 2003           /s/ Barry S. Rosman
                                -------------------
                                Barry S. Roseman, Director, President
                                and Chief Executive Officer


Dated: April 29, 2003           /s/ Ehud D. Laska
                                -----------------
                                Ehud D. Laska, Director


Dated: April 29, 2003           /s/ Richard B. Salomon
                                ----------------------
                                Richard B. Salomon, Director


Dated: April 29, 2003           /s/ Philicia G. Levinson
                                ------------------------
                                Philicia G. Levinson, Chief Financial Officer
                                (Principal Financial and Accounting Officer)

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


Date: April 29, 2003                    By:   /s/ Barry S. Rosman
                                              --------------------------------
                                              Barry S. Roseman, President and
                                              Chief Executive Officer

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


Date: April 29, 2003                By:   /s/ Philicia G. Levinson
                                          --------------------------------------
                                          Philicia G. Levinson, Chief Financial
                                          Officer