Form 10-Q
period 2003-03-31
HEADWAY CORPORATE RESOURCES INC
filed 2003-05-15
CIK 914435

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

    [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2003

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

            For the transition period from ___________ to __________

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

                                Yes [ X ] No [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                                Yes [ ] No [ X ]


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 13,914,627 shares of common stock as of May 14, 2003.

                                    FORM 10-Q
               HEADWAY CORPORATE RESOURCES, INC. AND SUBSIDIARIES

                                      INDEX

                                                                            Page

PART I.        Financial Information                                           3

     Item 1.   Financial Statements                                            3

                  Consolidated Balance Sheets
                  March 31, 2003 (Unaudited) and December 31, 2002             3

                  Unaudited Consolidated Statements of Operations
                  Three Months Ended March 31, 2003 and 2002                   4

                  Unaudited Consolidated Statement of Stockholders' (Deficit)
                  Three Months Ended March 31, 2003                            5

                  Unaudited Consolidated Statements of Cash Flows
                  Three Months Ended March 31, 2003 and 2002                   7

                  Notes to Consolidated Financial Statements                   8

     Item 2.   Management's Discussion and Analysis of
               Financial Condition and Results of Operations                  14

     Item 3.   Quantitative and Qualitative Disclosures About Market Risk     18

     Item 4.   Controls and Procedures                                        18

PART II.       Other Information                                              19

     Item 6.   Exhibits and Reports on Form 8-K                               19


Signatures                                                                    20

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

PART 1. FINANCIAL INFORMATION
     Item 1. Financial Statements
                     Headway Corporate Resources, Inc. and Subsidiaries
                           Consolidated Balance Sheets
                    (Dollars in Thousands, except share data)

                                                             March 31,   December 31,
                                                               2003          2002
                                                           -----------------------------
Assets                                                      (Unaudited)
Current assets:
Cash and cash equivalents                                   $     8,753  $     2,450
Short-term investments                                            1,200        1,200
Accounts receivable, trade, net                                  28,624       28,319
Prepaid expenses and other current assets                         1,479        1,314
Deferred financing costs, current                                   587        1,156
Prepaid and refundable income taxes                                   -        5,325
Assets held for sale                                                  -        3,033
                                                           -----------------------------
Total current assets                                             40,643       42,797

Property and equipment, net                                       3,206        3,302
Investment in and note receivable from Whitney Group, LLC         1,445            -
Deferred financing costs                                            389          413
Other assets                                                      1,571        1,845
                                                           -----------------------------
Total assets                                                $    47,254  $    48,357
                                                           =============================
Liabilities and stockholders' (deficit)
Current liabilities:
Loans payable                                               $    82,000   $   82,000
Accounts payable                                                    769          904
Accrued interest                                                  4,522        3,323
Accrued expenses                                                  3,404        3,746
Accrued payroll                                                   8,615        5,224
Capital lease obligations, current portion                           82          120
Liabilities held for sale                                             -        2,732
                                                          ------------------------------
Total current liabilities                                        99,392       98,049

Capital lease obligations, less current portion                       -            5
Deferred rent                                                       130          139

Commitments and contingencies

Preferred stock---$.0001 par value, 5,000,000 shares
  authorized: Series G, convertible preferred stock--1,000
  shares authorized and outstanding (aggregate liquidation
  value $23,868), currently redeemable by its terms.             23,868       23,285


Stockholders' (deficit)
Common stock---$.0001 par value, 80,000,000 shares
  authorized, 13,914,627 shares issued and outstanding at
  March 31, 2003 and December 31, 2002.                               1            1
Additional paid-in capital                                       18,920       18,920
Notes receivable                                                    (71)         (71)
Deferred compensation                                              (242)        (267)
(Accumulated deficit)                                           (94,744)     (91,477)
Other comprehensive loss                                              -         (227)
                                                          ------------------------------
Total stockholders' (deficit)                                   (76,136)     (73,121)
                                                          ------------------------------
Total liabilities and stockholders' (deficit)               $    47,254   $   48,357
                                                          ==============================

See accompanying notes.

               Headway Corporate Resources, Inc. and Subsidiaries

                      Consolidated Statements of Operations
                                   (Unaudited)
                  (Dollars in Thousands, except per share data)


                                             Three months ended March 31,
                                                  2003          2002
                                             ----------------------------

Revenues                                      $   65,198     $   65,315

Operating expenses:
   Direct costs                                   58,695         56,880
   Selling, general and administrative             6,588          8,761
   Depreciation and amortization                     289            377
                                             ----------------------------
                                                  65,572         66,018

Operating (loss)                                    (374)          (703)

Other (income) expenses:
   Interest expense                                2,619          3,854
   Interest income                                    (1)           (25)
                                             ----------------------------
                                                   2,618          3,829

Loss from continuing operations before
  income tax benefit and cumulative effect
  of accounting change                            (2,992)        (4,532)

Income tax benefit                                  (593)        (1,367)
                                             ----------------------------
Loss from continuing operations before
  cumulative effect of accounting change          (2,399)        (3,165)
Discontinued operations:
  Loss from discontinued operations                 (380)          (522)
  Income tax benefit                                   -           (178)
  Gain on disposal of discontinued
   operations                                         95              -
                                             ----------------------------
Loss on discontinued operations                     (285)          (344)

                                             ----------------------------
Loss before cumulative effect of accounting
  change                                          (2,684)        (3,509)

Cumulative effect of accounting change                 -        (45,000)
                                             ----------------------------
Net loss                                          (2,684)       (48,509)

Preferred dividend requirements                     (583)          (497)
                                             ----------------------------

Net loss available for common stockholders    $   (3,267)    $  (49,006)
                                             ============================

Basic and diluted loss per share:

  Basic and diluted loss from continuing
    operations per common share before
    cumulative effect of accounting change    $      (.22)   $      (.34)
  Discontinued operations                            (.02)          (.03)
  Cumulative effect of accounting change                -          (4.20)
                                             ----------------------------
  Basic and diluted loss per common share     $      (.24)   $     (4.57)
                                             ============================



See accompanying notes.

               Headway Corporate Resources, Inc. and Subsidiaries

                Consolidated Statement of Stockholders' (Deficit)
                        Three Months Ended March 31, 2003
                                   (Unaudited)
                    (Dollars in thousands, except share data)

--------------------------------------------------------------------------------------
                                                  Additional
                                  Common Stock      Paid-in    Notes        Deferred
                                 Shares   Amount    Capital  Receivable   Compensation
--------------------------------------------------------------------------------------
Balance at December 31, 2002   13,914,627 $    1   $18,920   $   (71)     $   (267)
Amortization of stock-based
  compensation                          -      -         -         -            25
Preferred Stock Dividend                -      -         -         -             -
Translation adjustment                  -      -         -         -             -
Disposal of discontinued
   operations                           -      -         -         -             -
Net loss                                -      -         -         -             -
Comprehensive loss                      -      -         -         -             -
--------------------------------------------------------------------------------------
Balance at March 31, 2003      13,914,627 $    1   $18,920   $   (71)    $    (242)
--------------------------------------------------------------------------------------

See accompanying notes.

               Headway Corporate Resources, Inc. and Subsidiaries

                        Three Months Ended March 31, 2003
                                   (Unaudited)
                    (Dollars in thousands, except share data)


-------------------------------------------------------------------------
                                              Accumulated
                                                 Other         Total
                               (Accumulated  Comprehensive Stockholders'
                                 Deficit)        (Loss)      (Deficit)
-------------------------------------------------------------------------
Balance at December 31, 2002 $  (91,477)     $     (227)   $ (73,121)
Amortization of stock-based
   compensation                       -               -           25
Preferred stock dividends          (583)              -         (583)
Translation adjustment                -            (133)        (133)
Disposal of discontinued
   operations                         -             360          360
Net loss                         (2,684)              -       (2,684)
                                                              -------
Comprehensive loss                    -               -       (2,457)
-------------------------------------------------------------------------
Balance at March 31, 2003    $  (94,744)     $        -    $ (76,136)
-------------------------------------------------------------------------
See accompanying notes.

               Headway Corporate Resources, Inc. and Subsidiaries

                      Consolidated Statements of Cash Flows
                                   (Unaudited)
                             (Dollars in Thousands)

                                                           Three months ended March 31,
                                                                2003          2002
                                                          ------------------------------
Operating activities:
Net loss                                                     $   (2,684)   $  (48,509)
Loss from discontinued operations                                   380           344
Gain on disposal of discontinued operations                         (95)            -
                                                          ------------------------------
Loss from continuing operations                                  (2,399)      (48,165)
Adjustments to reconcile net loss from continuing
operations to net cash provided by operating activities:
Cumulative effect of accounting change                                -        45,000
Depreciation and amortization                                       289           377
Amortization of deferred financing costs                            593         1,286
Provision for bad debt                                              (17)           60
Amortization of deferred compensation                                25            29
Changes in assets and liabilities
   Accounts receivable                                             (288)        1,447
   Prepaid expenses and other assets                               (165)          349
   Prepaid and refundable income taxes                            5,325         1,473
   Other assets                                                     274             -
   Accounts payable, accrued interest and expenses                  722        (1,165)
   Accrued payroll                                                3,391         3,605
   Deferred rent                                                     (9)           (9)
                                                          ------------------------------
Net cash provided by continuing operations                        7,741         4,287
Net cash (used in) discontinued operations                       (1,202)       (1,290)
                                                          ------------------------------
Net cash provided by operating activities                         6,539         2,997
                                                          ------------------------------
Investing activities:
Expenditures for property and equipment                            (193)         (225)
Cash paid for acquisitions                                            -          (423)
                                                          ------------------------------
Net cash used in investing activities                              (193)         (648)
                                                          ------------------------------
Financing activities:
Payment of capital lease obligations                                (43)          (50)
Payments of loan acquisition fees                                     -          (268)
                                                          ------------------------------
Net cash used in provided by financing activities                   (43)         (318)
                                                          ------------------------------

Increase in cash and cash equivalents                             6,303         2,031
Cash and cash equivalents at beginning of period                  2,450         7,564
                                                          ------------------------------
Cash and cash equivalents at end of period                  $     8,753   $     9,595
                                                          ==============================

               HEADWAY CORPORATE RESOURCES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                    Unaudited

                                 March 31, 2003

(1) BASIS OF PRESENTATION

Headway Corporate Resources, Inc. and its wholly owned subsidiaries (collectively referred to as the "Company") provide strategic staffing solutions and personnel worldwide. Its operations included information technology staffing, temporary staffing, human resource staffing, permanent placement and executive search. Headquartered in New York, the Company has temporary staffing offices in California, Connecticut, Florida, New Jersey, North Carolina, Virginia, and, until recently, Texas and had executive search offices in New York, Illinois, Massachusetts, the United Kingdom and Hong Kong. In March 2003, the company exited its executive search segment through the sale of its Whitney subsidiaries (see note 7). These consolidated financial statements include the accounts of Headway Corporate Resources, Inc. and its subsidiaries.

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ended December 31, 2003.

The balance sheet at December 31, 2002 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. Certain items previously reported in specific financial statement captions have been reclassified due to the sale of the Whitney subsidiaries (see note 7).

For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2002.

The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has a working capital deficiency as a result of its Senior Credit Facility expiring on June 30, 2003. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustment to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the outcome of this uncertainty.

As more fully described in Note 4, management is negotiating with its lenders to restructure these obligations and for other potential sources of financing. There can be no assurance that such negotiation will be concluded on terms acceptable to the Company or at all.

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

Upon adoption of SFAS No. 142 in the first quarter of 2002, the Company recorded a one-time, non-cash charge of $45 million to reduce the carrying value of its goodwill. Such charge was non-operational in nature and was reflected as a cumulative effect of an accounting change in the accompanying consolidated statement of operations. Based on the results of the Company's annual goodwill impairment test in the fourth quarter of 2002 and the estimated implied value of the Company based on the various restructuring proposals received by the Company, it was determined that there was a further impairment of the remaining goodwill and accordingly the balance of $42,471,000 was written off at such time. This amount was reflected as impairment of goodwill and long-lived assets in the 2002 consolidated statement of operations.

(3) LOSS PER SHARE

The following table sets forth the computation of basic and diluted loss per share:

                                                  Three months ended March 31,
                                                       2003          2002
                                                  ----------------------------
Numerator:
Net loss                                           $(2,684,000) $(48,509,000)
Discontinued operations, net of tax benefit            285,000       344,000
Cumulative effect of accounting change                       -    45,000,000
Preferred dividend requirements                       (583,000)     (497,000)
                                                  ----------------------------
Numerator for basic and diluted
  loss per share - net loss from continuing
  operations available for common stockholders
  before cumulative effect of accounting change     (2,982,000)   (3,662,000)
Discontinued operations, net of tax benefit           (285,000)     (344,000)
Cumulative effect of accounting change                       -   (45,000,000)
                                                  ----------------------------
Numerator for basic and diluted loss per share -
  net loss available for common stockholders       $(3,267,000) $(49,006,000)
                                                  ============================

Denominator:
Denominator for basic and diluted
  loss per share--weighted average shares           13,729,627    10,729,627
                                                  ============================

Basic and diluted loss from continuing
  operations per share before cumulative effect
  of accounting change                            $       (.22) $       (.34)
Discontinued operations                                   (.02)         (.03)
Cumulative effect of accounting change                       -         (4.20)
                                                  ----------------------------
Basic and diluted loss per common share           $       (.24) $      (4.57)
                                                  ============================

(4) LONG-TERM DEBT AND CREDIT FACILITIES

As of March 31, 2003, $72,000,000 in aggregate principal amount was outstanding under the Company's Senior Credit Facility. The Company's Senior Credit Facility expires in June 2003 with all outstanding amounts then due. Substantially all assets of the Company have been pledged as collateral for the senior credit facility. In December 2002, the Company amended the Senior Credit Facility and obtained a waiver of compliance with certain financial covenants, which the Company had failed as of that date, including maintenance of a minimum level of EBITDA and the requirement that the Company make a partial repayment of the loan if the accounts receivable is below a certain level. The amendment provided a waiver and reduced the amount of the monthly cash interest payment through March 31, 2003. The waiver expired on March 31, 2003 causing the Company to be in default of the Senior Credit Facility. On May 7, 2003, the waiver was renewed through May 31, 2003.

As of March 31, 2003, $10,000,000 in aggregate principal amount was outstanding under the Company's Senior Subordinated Notes and $20,000,000 in face amount of Company Preferred Stock was outstanding. The Senior Subordinated Notes are payable in March 2006 and originally bore interest at 12% per annum until March 2001, increasing to 14% per annum thereafter. In January 2001, the terms of the Senior Subordinated Notes were amended, including increasing the effective interest rate to 13% until March 2001 and 15% thereafter. In December 2002, the Company obtained a waiver of the events of default on the Senior Subordinated Notes and the Preferred Stock and the payment (but not the accrual) of interest and dividends from March 31, 2002 through June 30, 2003, or such earlier date on which indebtedness under the Senior Credit Facility is accelerated or the lenders under the Senior Credit Facility exercise any of their rights or remedies.

As of March 31, 2003, the Company had a working capital deficit of approximately $58,749,000 compared to working capital deficit of $55,252,000 at December 31, 2002. The deficiency was a direct result of the classification of the Senior Credit Facility and Senior Subordinated Notes as current liabilities.

The Company is currently in negotiations with the Senior Creditors and holders of the Senior Subordinated Notes and Preferred Stock concerning a possible restructuring of the Company's outstanding debt and equity. Any such restructuring would likely involve a significant reduction in the Company's debt, the conversion of debt to equity and a significant dilution in the percentage of the outstanding common stock held by the Company's current common stockholders. No assurances can be given that any restructuring will be accomplished, as to the terms thereof or as to the amount of equity, if any, to be retained by the Company's current stockholders. If a restructuring is not achieved and the Senior Creditors exercise their rights and remedies upon the expiration of the waiver on May 31, 2003 or upon the maturity of the Senior Credit Facility on June 30, 2003, the Company would not have sufficient liquidity to meet its obligations, and may need to file for bankruptcy pursuant to chapter 11 of the Bankruptcy Code.

(5) COMPREHENSIVE LOSS

During the three months ended March 31, 2003 and 2002, total comprehensive loss amounted to $(2,457,000) and $(48,140,000), respectively.

(6) IMPACT OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In April 2002, the Financial Accounting Standards Board ("FASB") issued Statements of Financial Accounting Standards ("SFAS") No. 145, "Recision of SFAS Nos. 4, 44 and 64, Amendment of SFAS No. 13, and Technical Corrections as of April 2000". SFAS No. 145 revises the criteria for classifying the extinguishment of debt as extraordinary and the accounting treatment of certain lease modifications. SFAS No. 145 was effective for fiscal 2003 and its adoption did not have a material impact on the Company's consolidated financial statements.

In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". SFAS No. 146 provides guidance on the timing of the recognition of costs associated with exit or disposal activities. The new guidance requires costs associated with exit or disposal activities to be recognized when incurred. Previous guidance required recognition of costs at the date of commitment to an exit or disposal plan. SFAS No. 146 was effective for the Company beginning with the first quarter of 2003 and its adoption did not have a material impact on the Company's results of operations or financial positions.

(7) SALE OF EXECUTIVE SEARCH SEGMENT

On March 13, 2003, Headway Corporate Resources, Inc. exited the executive search segment of its business through a sale of its Whitney subsidiaries. All of Headway's interest in the Whitney subsidiaries was sold to Whitney Group, LLC, a New York limited liability company (the "Whitney Group"). Gary S. Goldstein, a principal stockholder of Headway who had resigned his positions as an officer and director of Headway and its subsidiaries, is an officer and principal owner of membership interest in the Whitney Group.

In consideration for the sale, the Whitney Group (i) issued to the Company a 15 percent membership interest in the Whitney Group (subject to adjustment in certain circumstances), (ii) issued a promissory note in the principal amount of $2,000,000, and (iii) is obligated to pay an earnout equal to five percent of Whitney Group's gross revenues, as defined, during a five-year period commencing January 1, 2003. The note bears interest at the Prime Lending Rate as in effect from time to time, plus two percent per annum. Interest is payable quarterly and the full principal amount of the note is payable in January 2005. The Whitney Group may, at its election, prepay and terminate the promissory note and earnout obligation through a lump sum payment of $5,000,000 less the actual amount of principal previously paid on the promissory note and earnout payments. The Whitney Group is obligated to prepay the promissory note and earnout obligation on the foregoing terms if one or more specified events occur prior to January 1, 2006, that constitute a change in control or ownership of the Whitney Group. The Company has estimated the fair market value of the promissory note at $1,400,000 and the 15% equity interest at $45,000. This transaction resulted in a gain of $95,000 which is reflected as a gain on disposal of discontinued operations in the consolidated statements of operations for the period ended March 31, 2003.

The assets and liabilities of the executive search segment consisted of the following at December 31, 2002:



Cash and cash equivalents                                    $  185
Accounts receivable                                           1,600
Prepaid expenses and other current assets                     1,146
Other assets                                                    102
                                                         -----------------
   Total Assets                                              $3,033
                                                         =================

Accounts payable                                             $  191
Accrued expenses                                                398
Accrued payroll                                               1,367
Capital lease obligations, current portion                        3
Deferred rent                                                   773
                                                         -----------------
   Total liabilities                                         $2,732
                                                         =================


(8) Income Taxes

The income tax benefits recorded in the first quarter of 2003 relate to income tax refunds received in excess of amounts previously recorded.

(9) STOCK-BASED COMPENSATION

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

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the vesting period of the options. The Company's pro forma information is as follows:

                                          Three months ended March 31,
                                              2003           2002
                                         -----------------------------
 Net (loss) available for common
   stockholders as reported               $   (3,267)     $(49,006)
 Stock based compensation                         25            29
 Pro forma SFAS 123 compensation
   income (expense), net of
   income tax expense                             26           (91)
                                         -----------------------------
 Pro forma net (loss) available
   for common stockholders                $   (3,216)     $(49,068)
                                         =============================


 Basic and diluted (loss) per
   share as reported                      $     (.24)     $  (4.57)
                                         =============================
 Basic and diluted pro forma
   SFAS 123 compensation income
   (expense), net of income
   taxes per share                        $        -      $      -
                                         =============================
 Basic and diluted pro forma
   (loss) per share                       $     (.24)     $  (4.57)
                                         =============================


The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model. There were no stock option grants during 2002 or the first quarter of 2003.

                 Item 2. Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

Liquidity and Capital Resources

As of March 31, 2003, $72,000,000 in aggregate principal amount was outstanding under the Company's Senior Credit Facility. The Company's Senior Credit Facility expires in June 2003 with all outstanding amounts then due. Substantially all assets of the Company have been pledged as collateral for the senior credit facility. In December 2002, the Company amended the Senior Credit Facility and obtained a waiver of compliance with certain financial covenants, which the Company had failed as of that date, including maintenance of a minimum level of EBITDA and the requirement that the Company make a partial repayment of the loan if the accounts receivable is below a certain level. The amendment provided a waiver and reduced the amount of the monthly cash interest payment through March 31, 2003. The waiver expired on March 31, 2003 causing the Company to be in default of the Senior Credit Facility. On May 7, 2003, the waiver was renewed through May 31, 2003.

As of March 31, 2003, $10,000,000 in aggregate principal amount was outstanding under the Company's Senior Subordinated Notes and $20,000,000 in face amount of Company Preferred Stock was outstanding. The Senior Subordinated Notes are payable in March 2006 and originally bore interest at 12% per annum until March 2001, increasing to 14% per annum thereafter. In January 2001, the terms of the Senior Subordinated Notes were amended, including increasing the effective interest rate to 13% until March 2001 and 15% thereafter. In December 2002, the Company obtained a waiver of the events of default on the Senior Subordinated Notes and the Preferred Stock and the payment (but not the accrual) of interest and dividends from March 31, 2002 through June 30, 2003, or such earlier date on which indebtedness under the Senior Credit Facility is accelerated or the lenders under the Senior Credit Facility exercise any of their rights or remedies.

As of March 31, 2003, the Company had a working capital deficit of approximately $58,749,000 compared to working capital deficit of $55,252,000 at December 31, 2002. The deficiency was a direct result of the classification of the Senior Credit Facility and Senior Subordinated Notes as current liabilities.

The Company is currently in negotiations with the Senior Creditors and holders of the Senior Subordinated Notes and Preferred Stock concerning a possible restructuring of the Company's outstanding debt and equity. Any such restructuring would likely involve a significant reduction in the Company's debt, the conversion of debt to equity and a significant dilution in the percentage of the outstanding common stock held by the Company's current common stockholders. No assurances can be given that any restructuring will be accomplished, as to the terms thereof or as to the amount of equity, if any, to be retained by the Company's current stockholders. If a restructuring is not achieved and the Senior Creditors exercise their rights and remedies upon the expiration of the waiver on May 31, 2003 or upon the maturity of the Senior Credit Facility on June 30, 2003, the Company would not have sufficient liquidity to meet its obligations, and may need to file for bankruptcy pursuant to chapter 11 of the Bankruptcy Code.

Net cash provided by operations during the three months ended March 31, 2003 and 2002, was $6,539,000 and $2,997,000, respectively. The cash provided in 2003 was primarily attributable to a decrease in prepaid and refundable income taxes and an increase in accrued payroll. The cash provided in 2002 was primarily attributable to a decrease in accounts receivable and prepaid and refundable income taxes and an increase in accrued payroll.

Net cash used in investing activities during the three months ended March 31, 2003 and 2002, was $193,000 and $648,000, respectively. The cash used for investing activities in 2003 relates primarily to capital expenditures. The cash used for investing activities in 2002 relates primarily to earnout payments for acquisitions completed during 1997 and 1998 as well as capital expenditures.

Net cash used in financing activities during the three months ended March 31, 2003 and 2002 was $43,000, and $318,000 respectively. The cash used for financing activities in 2002 relates primarily to payments of fees for loan amendment.

Headway's contractual obligations and commercial commitments are summarized below. The following table includes aggregate information about Headway's contractual obligations as of March 31, 2003 and the periods in which payments are due:

------------------------------------------------------------------------------
  Contractual Obligations                Payments Due by Period
                                             (in thousands)
------------------------------------------------------------------------------
                             Total    Less than  1 - 3     4 - 5     After 5
                                      1 year     years     years     years
------------------------------------------------------------------------------
Loans Payable               $82,000   $82,000    $     -   $     -   $     -
------------------------------------------------------------------------------
Capital Lease Obligations        82        82          -         -         -
------------------------------------------------------------------------------
Operating Leases              5,526     1,457      2,141     1,305       623
------------------------------------------------------------------------------
Unconditional Purchase
Obligations                    None
------------------------------------------------------------------------------
Other Obligations (1)             2         2          -         -         -
------------------------------------------------------------------------------
Total Contractual Cash
Obligations                 $87,610   $83,541     $2,141    $1,305   $   623
------------------------------------------------------------------------------
Preferred Stock (2)         $23,867   $23,867          -         -         -
------------------------------------------------------------------------------
(1) Represents earn out amounts payable to the former owners of businesses previously acquired by Headway.
(2) In default of its terms, therefore, currently redeemable.

The following table includes aggregate information about Headway's commercial commitments as of March 31, 2003. Commercial commitments are items that Headway could be obligated to pay in the future. They are not required to be included in the consolidated balance sheet.

-------------------------------------------------------------------------------------
     Other Commercial          Total     Amount of Commitment Expiration Per Period
        Commitments           Amounts                  (in thousands)
                             Committed   --------------------------------------------
                                         Less than    1 - 3      4 - 5      Over 5
                                           1 year     years      years      years
-------------------------------------------------------------------------------------
Lines of Credit                  None
-------------------------------------------------------------------------------------
Standby Letters of Credit      $1,600     $1,600    $       -  $      -   $      -
-------------------------------------------------------------------------------------
Guarantees                       None
-------------------------------------------------------------------------------------
Standby Repurchase Obligations   None
-------------------------------------------------------------------------------------
Other Commercial Commitments     None
-------------------------------------------------------------------------------------
Total Commercial Commitments  $ 1,600     $1,600    $       -  $      -   $      -
-------------------------------------------------------------------------------------

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

In consideration for the sale, the Whitney Group (i) issued to the Company a 15 percent membership interest in the Whitney Group (subject to adjustment in certain circumstances), (ii) issued a promissory note in the principal amount of $2,000,000, and (iii) is obligated to pay an earnout equal to five percent of Whitney Group's gross revenues, as defined, during a five-year period commencing January 1, 2003. The note bears interest at the Prime Lending Rate as in effect from time to time, plus two percent per annum. Interest is payable quarterly and the full principal amount of the note is payable in January 2005. The Whitney Group may, at its election, prepay and terminate the promissory note and earnout obligation through a lump sum payment of $5,000,000 less the actual amount of principal previously paid on the promissory note and earnout payments. The Whitney Group is obligated to prepay the promissory note and earnout obligation on the foregoing terms if one or more specified events occur prior to January 1, 2006, that constitute a change in control or ownership of the Whitney Group. The Company has estimated the fair market value of the promissory note at $1,400,000 and the 15% equity interest at $45,000. This transaction resulted in a gain of $95,000, which is reflected as a gain on disposal of discontinued operations in the consolidated statements of operations for the period ended March 31, 2003 (See note 7 to the unaudited financial statements).

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

Goodwill and Long-Lived Assets

On January 1, 2002 the Company adopted statements of Financial Accounting Standards No. 142 "Goodwill and other Intangible Assets" ("SFAS 142"). Under the new rules, goodwill and Intangible Assets deemed to have indefinite lives are no longer amortized but are subject to annual impairment tests in accordance with the statement. Other intangible assets continue to be amortized over their useful lives.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of", and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations for a Disposal of a Segment of a Business" ("APB 30"). The Company periodically evaluates whether there has been impairment in any of its long-lived assets. An impairment in value exists where the carrying value of a long-lived asset exceeds its fair value. If it is determined that an impairment in value has occurred, the carrying value is written down for its fair value. The Company adopted SFAS No. 144 in 2002.

Results of Operations

Overview

The results for the first quarter reflect a continued weakness in the demand for the Company's staffing services. This trend is a direct result of the soft economy and is consistent with the performance of the other staffing companies in the sector. Many companies have instituted hiring freezes for both temporary and permanent positions. The Company has taken steps to reduce costs and is constantly looking for growth opportunities.

Consolidated

Revenues for the three months ended March 31, 2003 decreased $117,000 or 0.2% compared with the corresponding periods of the prior year. The decline in revenues was a result of the negative impact of the unfavorable economic conditions on the demand for information technology and clerical staffing services.

Total operating expenses for the three months ended March 31, 2003 decreased $446,000, compared with the corresponding period of the prior year. The decrease in operating expenses for the three months ended March 31, 2003 as compared to the same period in 2002 is the result of a $2.2 million decrease in selling, general and administrative expenses, a $0.1 million decrease in depreciation and amortization offset by a $1.8 million increase in direct costs. Direct costs increased as a percentage of revenues from 87.1% to 90.0% for the first quarter of 2003 compared with the same period in 2002. The increase in direct costs as a percentage of revenues for the three months ended March 31, 2003 compared with the same period in 2002 is a result of: 1) a change in Headway's business mix in 2003, whereby the permanent placement business that has no direct costs experienced more significant declines than the staffing business, therefore reducing its percentage of our total revenues; 2) increased workers compensation insurance expenses; and 3) higher state unemployment tax rates as a result of the weak economic conditions. Selling, general and administrative expenses decreased as a percentage of revenues from 13.4% in first quarter 2002 to 10.1% in first quarter 2003. The decrease in selling, general and administrative expenses is primarily attributable to staff reductions and other cost-cutting initiatives implemented in the latter half of 2002, as well as lower commission expense associated with the decline in revenues.

Interest expense for the three months ended March 31, 2003 decreased $1.2 million, compared with the corresponding period of the prior year. The decrease in interest expense is due to decreased amortization of deferred financing costs relating to the amendment completed in August 2001 offset by an increase in amortization of deferred financing costs relating to the amendment completed in April 2002 and the elimination of expense relating to the Company's interest rate swap contract that expired in April 2002.

Due to the Company exiting the executive search segment of its business through the sale of its Whitney subsidiaries on March 13, 2003, the Company has recorded a loss from discontinued operations of $380,000 and a gain on disposal of discontinued operations of $95,000 in its consolidated statement of operations for the period ended March 31, 2003.

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

       Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company has previously used interest rate swap contracts for hedging purposes. As of March 31, 2003 there were no interest rate swap contracts outstanding.

                         Item 4. Controls and Procedures

Within 90 days prior to the filing of this report, an evaluation was performed under the supervision and with the participation of the Company's management, including the President and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the President and Chief Financial Officer, concluded that the Company's disclosure controls and procedures were effective. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation

PART II.  OTHER INFORMATION

                    Item 6. Exhibits and Reports on Form 8-K

EXHIBITS:

Exhibit No.   Title of Document                                              Location

4.1           Third Amendment and Limited Waiver to Amended and Restated
              Credit Agreement without Schedule 3, List of Domestic Bank
              Accounts                                                       This Filing

99.1          Certification of the Chief Executive Officer pursuant to
              Section 906 of the Sarbanes-Oxley Act of 2002                  This Filing

99.2          Certification of the Chief Financial Officer pursuant to
              Section 906 of the Sarbanes-Oxley Act of 2002                  This Filing

REPORTS ON FORM 8-K: On March 28, 2003, the Company filed a report on Form 8-K dated March 13, 2003 reporting under Item 2 for the disposition of its executive search segment through a sale of its Whitney subsidiaries.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                         HEADWAY CORPORATE RESOURCES, INC.


Date: May 15, 2003       By: /s/ Barry S. Roseman
                             -------------------------------------
                         Barry S. Roseman, President and Chief Executive Officer


Date: May 15, 2003       By: /s/ Philicia G. Levinson
                             --------------------------------------
                             Philicia G. Levinson, Chief Financial Officer

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

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: May 15, 2003   By: /s/ Barry S. Roseman
                         --------------------------------------
                         Barry S. Roseman, President and Chief Executive Officer

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

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: May 15, 2003             By: /s/ Philicia G. Levinson
                                   --------------------------------------
                                   Philicia G. Levinson, Chief Financial Officer