Form 10-Q
period 2003-06-30
HEADWAY CORPORATE RESOURCES INC
filed 2003-08-14
CIK 914435

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2003

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

                                Yes [ ] No [ X ]


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 13,914,627 shares of common stock as of August 14, 2003.

                                    FORM 10-Q
              HEADWAY CORPORATE RESOURCES, INC. AND SUBSIDIARIES

                                      INDEX

                                                                            Page

PART I.        Financial Information                                           3

     Item 1.   Financial Statements                                            3

                  Consolidated Balance Sheets
                  June 30, 2003 (Unaudited) and December 31, 2002              3

                  Unaudited Consolidated Statements of Operations
                  Three and Six Months Ended June 30, 2003 and 2002            4

                  Unaudited Consolidated Statement of Stockholders'
                  (Deficit) Six Months Ended June 30, 2003                     5

                  Unaudited Consolidated Statements of Cash Flows
                  Six Months Ended June 30, 2003 and 2002                      7

                  Notes to Consolidated Financial Statements                   8

     Item 2.   Management's Discussion and Analysis of
               Financial Condition and Results of Operations                  15

     Item 3.   Quantitative and Qualitative Disclosures About Market Risk     20

     Item 4.   Controls and Procedures                                        20

PART II.       Other Information                                              20

     Item 6.   Exhibits and Reports on Form 8-K                               20


Signatures                                                                    21

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

PART 1. FINANCIAL INFORMATION
     Item 1. Financial Statements

              Headway Corporate Resources, Inc. and Subsidiaries
                           Consolidated Balance Sheets
                    (Dollars in Thousands, except share data)

                                                              June 30,   December 31,
                                                                2003         2002
                                                            -----------  -----------
Assets                                                      (Unaudited)
Current assets:
Cash and cash equivalents                                   $     6,680  $     2,450
Short-term investments                                            1,200        1,200
Accounts receivable, trade, net                                  25,429       28,319
Prepaid expenses and other current assets                         2,485        1,314
Deferred financing costs, current                                     -        1,156
Prepaid and refundable income taxes                                   -        5,325
Assets held for sale                                                  -        3,033
                                                            -----------  -----------
Total current assets                                             35,794       42,797

Property and equipment, net                                       3,033        3,302
Investment in and note receivable from Whitney Group, LLC         1,445            -
Deferred financing costs                                              -          413
Other assets                                                      1,544        1,845
                                                            -----------  -----------
Total assets                                                $    41,816  $    48,357
                                                            ===========  ===========
Liabilities and stockholders' (deficit)
Current liabilities:
Loans payable                                               $    82,000   $   82,000
Accounts payable                                                    493          904
Accrued interest                                                  5,869        3,323
Accrued expenses                                                  3,454        3,746
Accrued payroll                                                   6,610        5,224
Capital lease obligations, current portion                           50          120
Liabilities held for sale                                             -        2,732
                                                            -----------  -----------
Total current liabilities                                        98,476       98,049

Capital lease obligations, less current portion                       -            5
Deferred rent                                                       123          139

Commitments and contingencies

Preferred stock---$.0001 par value, 5,000,000 shares
  authorized: Series G, convertible preferred stock--1,000
  shares authorized and outstanding (aggregate
  liquidation value $24,463), currently redeemable by its
  terms                                                          24,463       23,285

Stockholders' (deficit)
Common stock---$.0001 par value, 80,000,000 shares
  authorized, 13,914,627 shares issued and outstanding at
  June 30, 2003 and December 31, 2002                                 1            1
Additional paid-in capital                                       18,678       18,920
Notes receivable                                                    (71)         (71)
Deferred compensation                                                 -         (267)
(Accumulated deficit)                                           (99,854)     (91,477)
Other comprehensive loss                                              -         (227)
                                                            -----------  -----------
Total stockholders' (deficit)                                   (81,246)     (73,121)
                                                            -----------  -----------
Total liabilities and stockholders' (deficit)               $    41,816   $   48,357
                                                            ===========  ===========

See accompanying notes.

               Headway Corporate Resources, Inc. and Subsidiaries

                      Consolidated Statements of Operations
            (Unaudited) (Dollars in Thousands, except per share data)

                                        Three months ended   Six months ended
                                            June 30,              June 30,
                                          2003      2002      2003       2002
                                       ---------  --------  ---------  ---------

Revenues                                $64,497   $60,445   $129,695   $125,760

Operating expenses:
   Direct costs                          58,796    51,583    117,491    108,463
   Selling, general and administrative    6,030     8,909     12,618     17,670
   Depreciation and amortization            317       382        606        759
   Reorganization costs                   1,274         -      1,274          -
                                       ---------  --------  ---------  ---------
                                         66,417    60,874    131,989    126,892

Operating (loss)                         (1,920)     (429)    (2,294)    (1,132)

Other (income) expenses:
   Interest expense                       2,979     2,899      5,598      6,753
   Interest and other income               (186)      (16)      (187)       (41)
                                       ---------  --------  ---------  ---------
                                          2,793     2,883      5,411      6,712
Loss from continuing
  operations before income tax
  benefit and cumulative effect
  of accounting change                   (4,713)   (3,312)    (7,705)    (7,844)
Income tax benefit                         (200)   (1,061)      (793)    (2,428)
                                       ---------  --------  ---------  ---------
Loss from continuing
  operations before cumulative effect
  of accounting change                   (4,513)   (2,251)    (6,912)    (5,416)
Discontinued operations:
  (Loss) gain from discontinued
   operations                                 -       533       (380)        11
  Income tax expense                          -       182          -          4
  Gain on disposal of discontinued
   operations                                 -         -         95          -
                                       ---------  --------  ---------  ---------
(Loss) gain on discontinued operations        -       351       (285)         7
                                       ---------  --------  ---------  ---------
Loss before cumulative effect
  of accounting change                   (4,513)   (1,900)    (7,197)    (5,409)

Cumulative effect of accounting change        -         -          -    (45,000)
                                       ---------  --------  ---------  ---------
Net loss                                 (4,513)   (1,900)    (7,197)   (50,409)

Preferred dividend requirements            (597)     (541)    (1,180)    (1,037)
                                       ---------  --------  ---------  ---------

Net loss available for common
  stockholders                         $ (5,110)  $(2,441)  $ (8,377)  $(51,446)
                                       =========  ========  =========  =========

Basic and diluted loss per share:

  Basic and diluted loss from
   continuing operations per common
   share before cumulative effect of
   accounting change                   $   (.37)  $  (.24)  $   (.59)  $   (.57)
  Discontinued operations                     -       .03       (.02)         -
  Cumulative effect of accounting
   change                                     -         -          -      (4.00)
                                       ---------  --------  ---------  ---------
  Basic and diluted loss per common
   share                               $   (.37)  $  (.21)   $  (.61)  $  (4.57)
                                       =========  ========  =========  =========

See accompanying notes.

               Headway Corporate Resources, Inc. and Subsidiaries

                Consolidated Statement of Stockholders' (Deficit)
                         Six Months Ended June 30, 2003
                                   (Unaudited)
                   (Dollars in thousands, except share data)

    ---------------------------------------------------------------------------------------
                                                       Additional
                                       Common Stock     Paid-in     Notes       Deferred
                                     Shares    Amount   Capital   Receivable  Compensation
    ---------------------------------------------------------------------------------------
    Balance at December 31, 2002   13,914,627  $    1   $18,920    $   (71)    $   (267)

    Amortization of stock-based
     compensation                           -       -         -          -           25
    Retirement of stock related to
     stock-based compensation               -       -      (242)         -          242
    Preferred stock dividend                -       -         -          -            -
    Translation adjustment                  -       -         -          -            -
    Cumulative translation
     adjustment relating to the
     sale of the executive search
     segment                                -       -         -          -            -
    Net loss                                -       -         -          -            -
    Comprehensive loss                      -       -         -          -            -
    ---------------------------------------------------------------------------------------
    Balance at June 30, 2003       13,914,627  $    1   $18,678    $   (71)    $      -
    ---------------------------------------------------------------------------------------

See accompanying notes.

               Headway Corporate Resources, Inc. and Subsidiaries

                         Six Months Ended June 30, 2003
                                   (Unaudited)
                   (Dollars in thousands, except share data)


--------------------------------------------------------------------------
                                               Accumulated
                                                  Other           Total
                                (Accumulated   Comprehensive  Stockholders'
                                   Deficit)       (Loss)        (Deficit)
--------------------------------------------------------------------------
Balance at December 31, 2002     $  (91,477)   $     (227)   $ (73,121)
Amortization of stock-based
   compensation                           -             -           25
Retirement of stock related to
   stock-based compensation               -             -            -
Preferred stock dividends            (1,180)            -       (1,180)
Translation adjustment                    -          (133)        (133)
Cumulative translation adjustment
   relating to the sale of the
   executive search segment               -           360          360
Net loss                             (7,197)            -       (7,197)
                                                                -------
Comprehensive loss                        -             -       (6,970)
-------------------------------------------------------------------------
Balance at June 30, 2003         $  (99,854)    $       -    $ (81,246)
-------------------------------------------------------------------------

See accompanying notes.

              Headway Corporate Resources, Inc. and Subsidiaries

                      Consolidated Statements of Cash Flows
                                   (Unaudited)
                             (Dollars in Thousands)

                                                            Six months ended June 30,
                                                                2003           2002
                                                          ------------------------------
Operating activities:
Net loss                                                     $   (7,197)   $  (50,409)
Loss (gain) from discontinued operations                            380            (7)
Gain on disposal of discontinued operations                         (95)            -
                                                          ------------------------------
Loss from continuing operations                                  (6,912)      (50,416)
Adjustments to reconcile net loss from continuing
operations to net cash provided by operating activities:
Cumulative effect of accounting change                                -        45,000
Depreciation and amortization                                       606           759
Amortization of deferred financing costs                          1,569         1,993
Provision for bad debts                                              89           172
Amortization of deferred compensation                                25            58
Changes in assets and liabilities
   Accounts receivable                                            2,801         2,743
   Prepaid expenses and other assets                             (1,172)          298
   Prepaid and refundable income taxes                            5,325           727
   Other assets                                                     301           (23)
   Accounts payable, accrued interest and expenses                1,842          (367)
   Accrued payroll                                                1,386         1,903
   Deferred rent                                                    (16)          (19)
                                                          ------------------------------
Net cash provided by continuing operations                        5,844         2,828
Net cash (used in) provided by discontinued operations           (1,202)        2,937
                                                          ------------------------------
Net cash provided by operating activities                         4,642         5,765
                                                          ------------------------------

Investing activities:
Expenditures for property and equipment                            (337)         (485)
Cash paid for acquisitions                                            -          (872)
                                                          ------------------------------
Net cash used in investing activities                              (337)       (1,357)
                                                          ------------------------------

Financing activities:
Payment of capital lease obligations                                (75)          (99)
Payments of loan acquisition fees                                     -        (2,179)
                                                          ------------------------------
Net cash used in provided by financing activities                   (75)       (2,278)
                                                          ------------------------------

Increase in cash and cash equivalents                             4,230         2,130
Cash and cash equivalents at beginning of period                  2,450         7,564
                                                          ------------------------------
Cash and cash equivalents at end of period                  $     6,680   $     5,434
                                                          ==============================

See accompanying notes.

              HEADWAY CORPORATE RESOURCES, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                    Unaudited

                                  June 30, 2003

(1) BASIS OF PRESENTATION

Headway Corporate Resources, Inc. and its wholly-owned subsidiaries (collectively referred to as the "Company") provide strategic staffing solutions and personnel services nationally. Its operations include information technology staffing, temporary staffing, human resource staffing, permanent placement and, until recently, executive search. Headquartered in New York, the Company has temporary staffing offices in California, Connecticut, Florida, New Jersey, North Carolina, Virginia, and, until recently, Texas and had executive search offices in New York, Illinois, Massachusetts, the United Kingdom and Hong Kong. In March 2003, the Company exited its executive search segment through the sale of its Whitney subsidiaries (see note 8). These consolidated financial statements include the accounts of Headway Corporate Resources, Inc. and its subsidiaries.

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ended December 31, 2003.

The balance sheet at December 31, 2002 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. Certain items previously reported in specific financial statement captions have been reclassified due to the sale of the Whitney subsidiaries (see note 8).

For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2002.

As indicated below, substantial doubt exists about the Company's ability to continue as a going concern. The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability of assets or classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

(2) CHAPTER 11 FILING

Subsequent to the end of the Company's fiscal quarter, on July 1, 2003 (the "Petition Date"), Headway Corporate Resources, Inc. (the "Debtor") filed a petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code with the U.S. Bankruptcy Court for the Southern District of New York (the "Bankruptcy Court"). Since that date, the Debtor has been operating as a debtor-in-possession under Chapter 11. The Company's operating subsidiaries were not included in the Chapter 11 filing. A brief chronology of the circumstances that led to such filing is set forth below.

Despite the cost-reduction initiatives, which the Company undertook in 2001 and 2002, during 2003 the Company continued to experience financial difficulty related primarily to restrictive covenants under its Senior Credit Facility and its debt structure. Further, the Senior Credit Facility expired on June 30, 2003. The Company therefore entered into negotiations with its Senior Credit Facility lenders to amend the Senior Credit Facility to extend the expiration date and to revise certain financial ratios and minimum EBITDA covenants. The Company and such lenders were unable to agree to amend the Senior Credit Facility. As the June 30, 2003 expiration date approached, the Company's board of directors determined that, in order to be able to operate successfully in today's market environment, it would be necessary to reduce its debt burden and de-lever its balance sheet. After negotiations with its Senior Lenders regarding various alternatives, the Company concluded it would be in the best interests of its stakeholders to effect a consensual restructuring under Chapter 11 of the Bankruptcy Code and filed its Chapter 11 petition on July 1, 2003. The Company's operating subsidiaries were not included in the Chapter 11 filing.

The Company has reached an agreement-in-principle with the holders of its senior and subordinated indebtedness on the terms of a financial restructuring (the "Restructuring") to be implemented through a pre-arranged Chapter 11 plan of reorganization (the "Plan"). The Restructuring will involve a significant reduction of the outstanding indebtedness and a conversion of the balance of such indebtedness into 100% of the Company's equity. Pursuant to the Plan, the holders of the Senior Credit Facility would receive new notes in the principal amount of $25.0 million, the holders of the Senior Subordinated Notes would receive a subordinated note in the principal amount of $1.0 million convertible into 5% of the common equity of the Company, and the currently outstanding shares of the Company's common and preferred stock will be cancelled without any distribution to be made to the holders of such shares. The agreement-in-principle is subject to numerous conditions and further agreements, including the entry of an order confirming the plan of reorganization as required by Chapter 11. Consequently, there can be no assurance that the Restructuring will be consummated. The confirmation hearing has been scheduled for September 16, 2003.

On July 2, 2003, the Bankruptcy Court approved a series of the Company's "first day" motions that enable the Company to continue regular operations throughout the reorganization proceeding. These motions authorized, among other things, normal payment of employee salaries, wages and benefits; continued participation in workers' compensation insurance programs; continued utilization of the Company's centralized cash management system and maintenance of existing bank accounts; and payment to vendors for post-petition delivery of goods and services. The Bankruptcy Court also approved a Cash Collateral Stipulation authorizing the Debtor's use of the Senior Lenders' cash collateral to fund its operations, provided that these expenditures are consistent with the budget submitted by the Company.

The Debtor is currently operating its business as a debtor-in-possession pursuant to the Bankruptcy Code. Pursuant to the Bankruptcy Code, prepetition obligations of the Debtor, including obligations under debt instruments, generally may not be enforced against the Debtor, and any actions to collect prepetition indebtedness are automatically stayed, unless the stay is lifted by the Bankruptcy Court. The rights of and ultimate payments by the Company under prepetition obligations may be substantially altered. This could result in claims being liquidated in the Chapter 11 proceedings at less (and possibly substantially less) than 100% of their face value. The Debtor cannot presently determine or reasonably estimate the ultimate liability that may result from rejecting contracts or leases or from the filing of claims for any rejected contracts or leases, and no provisions have yet been made with respect to these items. Except for the agreed upon distribution to the senior creditors and subordinated note holders, the Plan provides for no distribution on any such claims.

De-listing of Headway Corporate Resources, Inc. Common Stock

On June 26, 2003, the Company received a notice from the staff of the American Stock Exchange ("AMEX" or the "Exchange") indicating that the Company no longer complies with the Exchange's continued listing standards as set forth in Section 1003(a)(i) of the AMEX Company Guide due to losses in two of its three most recent fiscal years and an equity value below $2 million. The Company's stock was therefore subject to being de-listed from the Exchange. The Company decided not to appeal this decision. Accordingly, the last day of trading was June 30, 2003. AMEX has advised the Company that it will file an application with the Securities and Exchange Commission to strike the Company's stock from listing and registration.

Basis of Presentation

The Company's consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States applicable to a going concern. Except as otherwise disclosed, these principles assume that assets will be realized and liabilities will be discharged in the ordinary course of business. The Company is currently operating as a debtor-in-possession under Chapter 11 of the Bankruptcy Code, and its continuation as a going concern is contingent upon, among other things, its ability to have its Plan be confirmed by the Bankruptcy Court, comply with the Cash Collateral Stipulation, and generate sufficient cash flows from operations. There is no assurance that the Company will be able to achieve any of these results. The Company's consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of these uncertainties.

The Company's consolidated financial statements do not reflect adjustments that may occur in accordance with AICPA Statement of Position 90-7 "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code" ("SOP 90-7"), which the Company will adopt for its financial reporting in periods ending after July 1, 2003 assuming that the Company will continue as a "going concern." In the Chapter 11 proceedings, substantially all unsecured liabilities as of the Petition Date are subject to compromise or other treatment under a plan of reorganization which must be confirmed by the Bankruptcy Court after submission to any required vote by affected parties. For financial reporting purposes, those liabilities and obligations whose treatment and satisfaction is dependent on the outcome of the Chapter 11 proceedings will be segregated and classified as Liabilities Subject to Compromise in the consolidated balance sheet under SOP 90-7 in future periods.

The ultimate amount of and settlement terms for the Company's pre-bankruptcy liabilities are subject to the ultimate outcome of its Chapter 11 proceedings and, accordingly, are not presently determinable. Pursuant to SOP 90-7, professional fees associated with the Chapter 11 proceedings will be expensed as incurred and reported as reorganization costs. Also, interest expense will be reported only to the extent that it will be paid during the pendency of the Chapter 11 proceedings or that it is probable that it will be an allowed claim. The Company has incurred $1,274,000 of professional fees in the preparation of its Chapter 11 filing and has classified such expenses as reorganization costs for the three and six months ended June 30, 2003 which is reflected on the Consolidated Statement of Operations.

(3) GOODWILL

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

Upon adoption of SFAS No. 142 in the first quarter of 2002, the Company recorded a one-time, non-cash charge of $45,000,000 to reduce the carrying value of its goodwill. Such charge was non-operational in nature and was reflected as a cumulative effect of an accounting change in the accompanying consolidated statement of operations. Based on the results of the Company's annual goodwill impairment test in the fourth quarter of 2002 and the estimated implied value of the Company based on the various restructuring proposals received by the Company, it was determined that there was a further impairment of the remaining goodwill and accordingly the balance of $42,471,000 was written off at such time. This amount was reflected as impairment of goodwill and long-lived assets in the fourth quarter of 2002 consolidated statement of operations.

(4) LOSS PER SHARE

The following table sets forth the computation of basic and diluted loss per share:

                                             Three months ended June 30,  Six months ended June 30,
                                                 2003          2002          2003          2002
                                             -------------------------------------------------------
Numerator:
Net loss                                     $(4,513,000)  $(1,900,000)  $(7,197,000)  $(50,409,000)
Discontinued operations, net of tax benefit            -      (351,000)      285,000         (7,000)
Cumulative effect of accounting change                 -             -             -     45,000,000
Preferred dividend requirements                 (597,000)     (541,000)   (1,180,000)    (1,037,000)
                                             -------------------------------------------------------

Numerator for basic and diluted
  loss per share - net loss from continuing
  operations available for common
  stockholders before cumulative effect of
  accounting change                           (5,110,000)   (2,792,000)   (8,092,000)    (6,453,000)
Discontinued operations, net of tax benefit            -       351,000      (285,000)         7,000
Cumulative effect of accounting change                 -             -             -    (45,000,000)
                                             -------------------------------------------------------
Numerator for basic and diluted
  loss per share - net loss available for
  common stockholders                        $(5,110,000)  $(2,441,000)  $(8,377,000)  $(51,446,000)
                                             =======================================================
Denominator:
Denominator for basic and diluted loss per
  share--weighted average shares              13,729,627    11,784,572    13,729,627     11,260,014
                                             =======================================================

Basic and diluted loss from continuing
  operations per share before cumulative
  effect of accounting change                $      (.37)  $      (.24)  $      (.59)   $      (.57)

Discontinued operations                                -           .03          (.02)             -
Cumulative effect of accounting change                 -             -             -          (4.00)
                                             -------------------------------------------------------
Basic and diluted loss per common share      $      (.37)  $      (.21)  $      (.61)   $     (4.57)
                                             =======================================================

(5) LONG-TERM DEBT AND CREDIT FACILITIES

As of June 30, 2003, $72,000,000 in aggregate principal amount was outstanding under the Company's Senior Credit Facility. The Company's Senior Credit Facility expired in June 2003 with all outstanding amounts then due. Substantially all assets of the Company have been pledged as collateral for the Senior Credit Facility. In December 2002, the Company amended the Senior Credit Facility and obtained a waiver of compliance with certain financial covenants, which the Company had failed as of that date, including maintenance of a minimum level of EBITDA and the requirement that the Company make a partial repayment of the loan if the accounts receivable is below a certain level. The amendment provided a waiver and reduced the amount of the monthly cash interest payment through March 31, 2003. The waiver expired on March 31, 2003 causing the Company to be in default of the Senior Credit Facility. On May 7, 2003, the waiver was renewed through May 31, 2003, and then again through June 27, 2003.

As of June 30, 2003, $10,000,000 in aggregate principal amount was outstanding under the Company's Senior Subordinated Notes and $20,000,000 in face amount of Company Preferred Stock was outstanding. The Senior Subordinated Notes are payable in March 2006 and originally bore interest at 12% per annum until March 2001, increasing to 14% per annum thereafter. In January 2001, the terms of the Senior Subordinated Notes were amended, including increasing the effective interest rate to 13% until March 2001 and 15% thereafter. In December 2002, the Company obtained a waiver of the events of default on the Senior Subordinated Notes and the Preferred Stock and the payment (but not the accrual) of interest and dividends from March 31, 2002 through June 30, 2003, or such earlier date on which indebtedness under the Senior Credit Facility is accelerated or the lenders under the Senior Credit Facility exercise any of their rights or remedies.

As of June 30, 2003, the Company had a working capital deficit of approximately $62,682,000 compared to working capital deficit of $55,252,000 at December 31, 2002. The deficiency was a direct result of the classification of the Senior Credit Facility and Senior Subordinated Notes as current liabilities.

As more fully described in Note 2, the Company reached an agreement-in-principle with the holders of its senior and subordinated indebtedness for a restructuring of the Company. The restructuring will involve a significant reduction of outstanding indebtedness and a conversion of the balance of such indebtedness into 100% of the Company's equity. The transaction is being implemented pursuant to a Chapter 11 proceeding of the parent company, Headway Corporate Resources, Inc., which was filed on July 1, 2003. The Company's operating subsidiaries were not included in the Chapter 11 filing.

(6) COMPREHENSIVE LOSS

During the six months ended June 30, 2003 and 2002, total comprehensive loss amounted to $(6,970,000) and $(50,084,000), respectively, and during the three months ended June 30, 2003 and 2002, total comprehensive loss amounted to $(4,513,000) and $(1,944,000), respectively.

(7) IMPACT OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

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

In  January  2003,  the FASB  issued  Interpretation  No. 46,  Consolidation  of
Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51, (the Interpretation). The Interpretation significantly changes whether entities included in its scope are consolidated by their sponsors, transferors or investors. The Interpretation introduces a new consolidation model--the variable interests model--which determines control (and consolidation) based on potential variability in gains and losses of the entity being evaluated for consolidation. The Interpretation's consolidation provisions apply immediately to variable interests in variable interest entities (VIEs) created after January 31, 2003. It applies in the first fiscal year or interim period beginning after June 15, 2003 (July 1, 2003 for calendar year-end companies) to VIEs in which a public company holds a variable interest that it acquired before February 1, 2003. The Interpretation has no grandfathering provisions. The adoption of the Interpretation is not expected to have a material effect on the Company's consolidated financial statements.

On May 15, 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". This statement establishes standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. Instruments that are indexed to and potentially settled in an issuer's own shares that are not within the scope of SFAS 150 remain subject to existing guidance (e.g., EITF Issue No. 00-19, "Accounting for Derivative Financial Instruments Indexed to or Potentially Settled in, a Company's Own Stock," Accounting Series Release 268, Redeemable Preferred Stocks). SFAS 150 is only the first phase of the FASB's Liabilities and Equity Project. It represents a significant change in practice in the accounting for a number of financial instruments, including mandatorily redeemable equity instruments and certain equity derivatives that frequently are used in connection with share repurchase programs. SFAS 150 generally requires liability classification for two broad classes of financial instruments, including mandatorily redeemable equity instruments. Many of the instruments within the scope of SFAS 150 previously were classified by the issuer as equity or temporary equity pursuant to Issue No. 00-19, Rule 5-02.28 of Regulation S-X, or ASR 268, (FRR Section 211), as interpreted by EITF Topic No. D-98, "Classification and Measurement of Redeemable Instruments." Instruments that are indexed to and potentially settled in an issuer's own shares that are not within the scope of SFAS 150 remain subject to existing guidance. SFAS 150 must be applied immediately to instruments entered into or modified after May 31, 2003 and to all other instruments that exist as of the beginning of the first interim financial reporting period beginning after June 15, 2003. Application to pre-existing instruments should be recognized as the cumulative effect of a change in accounting principle (application by retroactive restatement is precluded). Early adoption of SFAS 150 is not permitted. The adoption of this Statement is not expected to have a material effect on the consolidated financial statements.

(8) SALE OF EXECUTIVE SEARCH SEGMENT

On March 13, 2003, Headway Corporate Resources, Inc. exited the executive search segment of its business through a sale of its Whitney subsidiaries. All of Headway's interest in the Whitney subsidiaries was sold to Whitney Group, LLC, a New York limited liability company (the "Whitney Group"). Gary S. Goldstein, a principal stockholder of Headway who had resigned his positions as an officer and director of Headway and its subsidiaries, is an officer and principal owner of membership interest in the Whitney Group. The results of operations of the executive search segment have been classified as discontinued operations in the accompanying statement of operations. The executive search segment had no results of operations for the three months ended June 30, 2003. It had revenues of $5,432,000, $1,626,000 and $9,758,000 and net income (loss) of $351,000,
$(380,000) and $7,000 for the three months ended June 30, 2002 and for the six months ended June 30, 2003 and 2002, respectively.

In consideration for the sale, the Whitney Group (i) issued to the Company a 15 percent membership interest in the Whitney Group (subject to adjustment in certain circumstances), (ii) issued a promissory note in the principal amount of $2,000,000, and (iii) is obligated to pay an earnout equal to five percent of Whitney Group's gross revenues, as defined, during a five-year period commencing January 1, 2003. The note bears interest at the prime lending rate as in effect from time to time, plus two percent per annum. Interest is payable quarterly and the full principal amount of the note is payable in January 2005. The Whitney Group may, at its election, prepay and terminate the promissory note and earnout obligation through a lump sum payment of $5,000,000 less the actual amount of principal previously paid on the promissory note and earnout payments. The Whitney Group is obligated to prepay the promissory note and earnout obligation on the foregoing terms if one or more specified events occur prior to January 1, 2006, that constitute a change in control or ownership of the Whitney Group. The Company has estimated the fair market value of the promissory note at $1,400,000 and the 15% equity interest at $45,000. This transaction resulted in a gain of $95,000 which is reflected as a gain on disposal of discontinued operations in the consolidated statements of operations for the six months ended June 30, 2003.

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
                                                         =================


(9) Income Taxes

The income tax benefits recorded in 2003 relate to income tax refunds received in excess of amounts previously recorded.

(10) STOCK-BASED COMPENSATION

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

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the vesting period of the options. The Company's pro forma information is as follows:

                                             Three months ended June 30,  Six months ended June 30,
                                                 2003          2002          2003          2002
                                             -------------------------------------------------------
 Net (loss) available for common
   stockholders as reported                  $ (5,110)     $(2,441)      $ (8,377)     $(51,446)
 Stock based compensation                           -           29             25            58
 Pro forma SFAS 123 compensation
   income (expense), net of
   income tax expense                              10          (87)            36          (178)
                                             -------------------------------------------------------
 Pro forma net (loss) available
   for common stockholders                   $ (5,100)      $(2,499)     $ (8,316)     $(51,624)
                                             =======================================================


 Basic and diluted (loss) per
   share as reported                         $   (.37)      $  (.21)     $   (.61)     $  (4.57)
                                             =======================================================
 Basic and diluted pro forma
   SFAS 123 compensation income
   (expense), net of income
   taxes per share                                  -             -             -          (.01)
                                             =======================================================
 Basic and diluted pro forma
   (loss) per share                          $   (.37)      $  (.21)     $   (.61)     $  (4.58)
                                             =======================================================


The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model. There were no stock option grants during 2002 or the first two quarters of 2003.

In July 1999, the Company issued 125,000 shares of restricted common stock to Gary Goldstein, the then Chairman of the Company. In August 2000, the Company issued 60,000 shares of restricted common stock to an employee of a Whitney subsidiary. In connection with the sale of the Whitney subsidiaries in March 2003 (see Note 8), these two individuals terminated their employment with the Company. At the time of their termination, none of the aforementioned shares had vested, and, as a result have been cancelled. As of March 31, 2003, there was $242,000 of un-amortized deferred compensation relating to these restricted stock grants. This amount was re-classified to additional paid-in capital as of June 30, 2003, as a result of the employees' termination.

               Item 2. Management's Discussion and Analysis of
                Financial Condition and Results of Operations


Chapter 11 Filing

Subsequent to the end of the Company's fiscal quarter, on July 1, 2003 (the "Petition Date"), Headway Corporate Resources, Inc. (individually, the "Debtor" and collectively with its subsidiaries, the "Company") filed a petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code with the U.S. Bankruptcy Court for the Southern District of New York (the "Bankruptcy Court"). Since that date, the Debtor has been operating as a debtor-in-possession under Chapter 11. The Company's operating subsidiaries were not included in the Chapter 11 filing. A brief chronology of the circumstances that led to such filing is set forth below.

Despite the cost-reduction initiatives, which the Company undertook in 2001 and 2002, during 2003 the Company continued to experience financial difficulty related primarily to restrictive covenants under its Senior Credit Facility and its debt structure. Further, the Senior Credit Facility expired on June 30, 2003. The Company therefore entered into negotiations with its Senior Credit Facility lenders to amend the Senior Credit Facility to extend the expiration date and to revise certain financial ratios and minimum EBITDA covenants. The Company and such lenders were unable to agree to amend the Senior Credit Facility. As the June 30, 2003 expiration date approached, the Company's board of directors determined that, in order to be able to operate successfully in today's market environment, it would be necessary to reduce its debt burden and de-lever its balance sheet. After negotiations with its Senior Lenders regarding various alternatives, the Company concluded it would be in the best interests of its stakeholders to effect a consensual restructuring under Chapter 11 of the Bankruptcy Code and filed its Chapter 11 petition on July 1, 2003. The Company's operating subsidiaries were not included in the Chapter 11 filing

The Company has reached an agreement in principle with the holders of its senior and subordinated indebtedness on the terms of a financial restructuring (the "Restructuring") to be implemented through a pre-arranged Chapter 11 plan of reorganization (the "Plan"). The Restructuring will involve a significant reduction of the outstanding indebtedness and a conversion of the balance of such indebtedness into 100% of the Company's equity. Pursuant to the Plan, the holders of the Senior Credit Facility would receive new notes in the principal amount of $25.0 million, the holders of the Senior Subordinated Notes would receive a subordinate note in the principal amount of $1.0 million convertible into 5% of the common equity of the Company, and the currently outstanding shares of Headway's common and preferred stock will be cancelled without any distribution to be made to the holders of such shares. The agreement-in-principle is subject to numerous conditions and further agreements, including the entry of an order confirming the plan of reorganization as required by Chapter 11. Consequently, there can be no assurance that the Restructuring will be consummated. The confirmation hearing has been scheduled for September 16, 2003.

On July 2, 2003, the Bankruptcy Court approved a series of the Company's "first day" motions that enable the Company to continue regular operations throughout the reorganization proceeding. These motions authorized, among other things, normal payment of employee salaries, wages and benefits; continued participation in workers' compensation insurance programs; continued utilization of the Company's centralized cash management system and maintenance of existing bank accounts; and payment to vendors for post-petition delivery of goods and services. The Bankruptcy Court also approved, under interim order, a Cash Collateral Stipulation authorizing the Debtor's use of the Senior Lenders' cash collateral to fund its operations, provided that these expenditures are consistent with the budget submitted by the Company.

The Debtor is currently operating its business as a debtor-in-possession pursuant to the Bankruptcy Code. Pursuant to the Bankruptcy Code, prepetition obligations of the Debtor, including obligations under debt instruments, generally may not be enforced against the Debtor, and any actions to collect prepetition indebtedness are automatically stayed, unless the stay is lifted by the Bankruptcy Court. The rights of and ultimate payments by the Company under prepetition obligations may be substantially altered. This could result in claims being liquidated in the Chapter 11 proceedings at less (and possibly substantially less) than 100% of their face value. The Debtor cannot presently determine or reasonably estimate the ultimate liability that may result from rejecting contracts or leases or from the filing of claims for any rejected contracts or leases, and no provisions have yet been made with respect to these items. Except for the agreed upon distribution to the senior creditors and subordinated note holders, the Plan provides for no distribution on any such claims.

The Company's consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States applicable to a going concern. Except as otherwise disclosed, these principles assume that assets will be realized and liabilities will be discharged in the ordinary course of business. The Company is currently operating as a debtor-in-possession under Chapter 11 of the Bankruptcy Code, and its continuation as a going concern is contingent upon, among other things, its ability to have its Plan be confirmed by the Bankruptcy Court, comply with the Cash Collateral Stipulation, and generate sufficient cash flows from operations. There is no assurance that the Company will be able to achieve any of these results. The Company's consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of these uncertainties.

De-listing of Headway Corporate Resources, Inc. Common Stock

On June 26, 2003, the Company received a notice from the staff of the American Stock Exchange ("AMEX" or the "Exchange") indicating that the Company no longer complies with the Exchange's continued listing standards as set forth in Section 1003(a)(i) of the AMEX Company Guide due to losses in two of its three most recent fiscal years and an equity value below $2 million. The Company's stock was therefore subject to being de-listed from the Exchange. The Company decided not to appeal this decision. Accordingly, the last day of trading was June 30, 2003. AMEX has advised the Company that it will file an application with the Securities and Exchange Commission to strike the Company's stock from listing and registration.

Liquidity and Capital Resources

As of June 30, 2003, $72,000,000 in aggregate principal amount was outstanding under the Company's Senior Credit Facility. The Company's Senior Credit Facility expired in June 2003 with all outstanding amounts then due. Substantially all assets of the Company have been pledged as collateral for the senior credit facility. In December 2002, the Company amended the Senior Credit Facility and obtained a waiver of compliance with certain financial covenants, which the Company had failed as of that date, including maintenance of a minimum level of EBITDA and the requirement that the Company make a partial repayment of the loan if the accounts receivable is below a certain level. The amendment provided a waiver and reduced the amount of the monthly cash interest payment through March 31, 2003. The waiver expired on March 31, 2003 causing the Company to be in default of the Senior Credit Facility. On May 7, 2003, the waiver was renewed through May 31, 2003, and again through June 27, 2003.

As of June 30, 2003, $10,000,000 in aggregate principal amount was outstanding under the Company's Senior Subordinated Notes and $20,000,000 in face amount of Company Preferred Stock was outstanding. The Senior Subordinated Notes are payable in March 2006 and originally bore interest at 12% per annum until March 2001, increasing to 14% per annum thereafter. In January 2001, the terms of the Senior Subordinated Notes were amended, including increasing the effective interest rate to 13% until March 2001 and 15% thereafter. In December 2002, the Company obtained a waiver of the events of default on the Senior Subordinated Notes and the Preferred Stock and the payment (but not the accrual) of interest and dividends from March 31, 2002 through June 30, 2003, or such earlier date on which indebtedness under the Senior Credit Facility is accelerated or the lenders under the Senior Credit Facility exercise any of their rights or remedies.

As of June 30, 2003, the Company had a working capital deficit of approximately $62,682,000 compared to working capital deficit of $55,252,000 at December 31, 2002. The deficiency was a direct result of the classification of the Senior Credit Facility and Senior Subordinated Notes as current liabilities.

Net cash provided by operations during the six months ended June 30, 2003 and 2002, was $4,642,000 and $5,765,000, respectively. The cash provided in 2003 was primarily attributable to a decrease in prepaid and refundable income taxes and accounts receivable and an increase in accounts payable, accrued interest and expenses and accrued payroll. The cash provided in 2002 was primarily attributable to a decrease in accounts receivable and prepaid and refundable income taxes and an increase in accrued payroll.

Net cash used in investing activities during the six months ended June 30, 2003 and 2002, was $337,000 and $1,357,000, respectively. The cash used for investing activities in 2003 relates primarily to capital expenditures. The cash used for investing activities in 2002 relates primarily to earnout payments for acquisitions completed during 1997 and 1998 as well as capital expenditures.

Net cash used in financing activities during the six months ended June 30, 2003 and 2002 was $75,000, and $2,278,000 respectively. The cash used for financing activities in 2002 relates primarily to payments of fees for loan amendments.

Headway's contractual obligations and commercial commitments are summarized below. The following table includes aggregate information about Headway's contractual obligations as of June 30, 2003 and the periods in which payments are due:

  Contractual Obligations                Payments Due by Period
                                             (in thousands)
------------------------------------------------------------------------------
                              Total   Less than   1 - 3    4 - 5     After 5
                                        1 year    years    years      years
------------------------------------------------------------------------------
Loans Payable               $82,000   $82,000    $     -  $      -  $       -
------------------------------------------------------------------------------
Capital Lease Obligations        50        50          -         -         -
------------------------------------------------------------------------------
Operating Leases              5,036     1,338      2,074     1,146       478
------------------------------------------------------------------------------
Unconditional Purchase
Obligations                    None
------------------------------------------------------------------------------
Other Obligations (1)             2         2          -         -         -
------------------------------------------------------------------------------
Total Contractual Cash
Obligations                 $87,088   $83,390    $ 2,074  $  1,146  $    478
------------------------------------------------------------------------------
Preferred Stock (2)         $24,463   $24,463          -         -         -
------------------------------------------------------------------------------
(1) Represents earn out amounts payable to the former owners of businesses previously acquired by Headway.
(2)  In default of its terms, therefore, currently redeemable.

The following table includes aggregate information about Headway's commercial commitments as of June 30, 2003. Commercial commitments are items that Headway could be obligated to pay in the future. They are not required to be included in the consolidated balance sheet.

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

In consideration for the sale, the Whitney Group (i) issued to the Company a 15 percent membership interest in the Whitney Group (subject to adjustment in certain circumstances), (ii) issued a promissory note in the principal amount of $2,000,000, and (iii) is obligated to pay an earnout equal to five percent of Whitney Group's gross revenues, as defined, during a five-year period commencing January 1, 2003. The note bears interest at the Prime Lending Rate as in effect from time to time, plus two percent per annum. Interest is payable quarterly and the full principal amount of the note is payable in January 2005. The Whitney Group may, at its election, prepay and terminate the promissory note and earnout obligation through a lump sum payment of $5,000,000 less the actual amount of principal previously paid on the promissory note and earnout payments. The Whitney Group is obligated to prepay the promissory note and earnout obligation on the foregoing terms if one or more specified events occur prior to January 1, 2006, that constitute a change in control or ownership of the Whitney Group. The Company has estimated the fair market value of the promissory note at $1,400,000 and the 15% equity interest at $45,000. This transaction resulted in a gain of $95,000, which is reflected as a gain on disposal of discontinued operations in the consolidated statements of operations for the period ended June 30, 2003 (See note 8 to the unaudited financial statements).

Critical Accounting Policies

Basis of Presentation

The Company's consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States applicable to a going concern. Except as otherwise disclosed, these principles assume that assets will be realized and liabilities will be discharged in the ordinary course of business. The Company is currently operating as a debtor-in-possession under Chapter 11 of the Bankruptcy Code, and its continuation as a going concern is contingent upon, among other things, its ability to have its Plan be confirmed by the Bankruptcy Court, comply with the Cash Collateral Stipulation, and generate sufficient cash flows from operations. There is no assurance that the Company will be able to achieve any of these results. The Company's consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of these uncertainties.

The Company's consolidated financial statements included elsewhere in this Quarterly Report do not reflect adjustments that may occur in accordance with AICPA Statement of Position 90-7 "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code" ("SOP 90-7"), which the Company will adopt for its financial reporting in periods ending after July 1, 2003 assuming that the Company will continue as a "going concern." In the Chapter 11 proceedings, substantially all unsecured liabilities as of the Petition Date are subject to compromise or other treatment under a plan of reorganization which must be confirmed by the Bankruptcy Court after submission to any required vote by affected parties. For financial reporting purposes, those liabilities and obligations whose treatment and satisfaction is dependent on the outcome of the Chapter 11 proceedings will be segregated and classified as Liabilities Subject to Compromise in the consolidated balance sheet under SOP 90-7 in future periods.

The ultimate amount of and settlement terms for the Company's pre-bankruptcy liabilities are subject to the ultimate outcome of its Chapter 11 proceedings and, accordingly, are not presently determinable. Pursuant to SOP 90-7, professional fees associated with the Chapter 11 proceedings will be expensed as incurred and reported as reorganization costs. Also, interest expense will be reported only to the extent that it will be paid during the pendency of the Chapter 11 proceedings or that it is probable that it will be an allowed claim. The Company has incurred $1,274,000 of professional fees in the preparation of its Chapter 11 filing and has classified such expenses as reorganization costs for the three and six months ended June 30, 2003 which is reflected on the Consolidated Statement of Operations.

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

Results of Operations

Overview

The results for the second quarter reflect a slight increase in the demand for the Company's staffing services. Management cannot determine whether this trend will continue for the rest of the year. The Company has taken steps to reduce costs and is constantly looking for growth opportunities.

Consolidated

Revenues for the three and six months ended June 30, 2003 increased $4,052,000 and $3,935,000 or 6.7% and 3.1%, respectively, compared with the corresponding periods of the prior year. ` Total operating expenses for the three and six months ended June 30, 2003 increased $5,543,000, and $5,097,000, respectively, compared with the corresponding periods of the prior year. The increase in operating expenses for the three months ended June 30, 2003 as compared to the same period in 2002 is the result of a $7.2 million increase in direct costs and $1.3 million of reorganization costs, offset by a $2.9 million decrease in selling, general and administrative expenses and a $0.1 million decrease in depreciation and amortization. The increase in operating expenses for the six months ended June 30, 2003 as compared to the same period in 2002 is the result of a $9.0 million increase in direct costs and $1.3 million of reorganization costs offset by a $5.0 million decrease in selling, general and administrative expenses and a $0.2 million decrease in depreciation and amortization. Direct costs increased as a percentage of revenues from 85.3% to 91.2% for the second quarter of 2003 compared with the same period in 2002. Direct costs increased as a percentage of revenues from 86.2% to 90.6% for the six months ended June 30, 2003 compared with the same period in 2002. The increase in direct costs as a percentage of revenues for the three and six months ended June 30, 2003 compared with the same period in 2002 is a result of: 1) a change in Headway's business mix in 2003, whereby the permanent placement business that has no direct costs experienced more significant declines than the staffing business, therefore reducing its percentage of our total revenues; 2) increased workers compensation insurance expenses; and 3) higher state unemployment tax rates as a result of the weak economic conditions. Selling, general and administrative expenses decreased as a percentage of revenues from 14.7% in the second quarter 2002 to 9.3% in second quarter 2003. Selling, general and administrative expenses decreased as a percentage of revenues from 14.1% to 9.7% for the six months ended June 30, 2003 compared with the same period in 2002. The decrease in selling, general and administrative expenses for the three and six months ended June 30, 2003 compared with the same period in 2002 is primarily attributable to staff reductions and other cost-cutting initiatives implemented in the latter half of 2002, as well as lower commission expense associated with the decline in revenues. The reorganization costs for the three and six months ended June 30, 2003 are professional fees associated with the Chapter 11 proceedings.

Interest expense for the three months ended June 30, 2003 increased $0.1 million, compared with the corresponding period of the prior year. The increase in interest expense is due to fully amortizing the deferred financing costs related to the Company's Senior Subordinated Notes during the three months ended June 30, 2003. Interest expense for the six months ended June 30, 2003 decreased $1.2 million. The decrease in interest expense is due to decreased amortization of deferred financing costs relating to the amendment completed in August 2001 offset by an increase in amortization of deferred financing costs relating to the amendment completed in April 2002 and the elimination of expense relating to the Company's interest rate swap contract that expired in April 2002.

Due to the Company exiting the executive search segment of its business through the sale of its Whitney subsidiaries on March 13, 2003, the Company has recorded a loss from discontinued operations of $380,000 and a gain on disposal of discontinued operations of $95,000 in its consolidated statement of operations for the six months ended June 30, 2003.

During the first quarter of 2002 the Company adopted SFAS 142. Under the new rules, goodwill and intangible assets deemed to have indefinite lives are no longer amortized but are subject to annual impairment tests in accordance with the Statement. Other intangible assets continue to be amortized over their useful lives. Under SFAS 142, goodwill impairment is deemed to exist if the net carrying value of a reporting unit's goodwill exceeds its estimated fair value. Upon adoption of SFAS 142 in the first quarter of 2002, the Company recorded a non-cash charge of $45,000,000 to reduce the carrying value of its goodwill.

Such charge is non-operational in nature and is reflected as a cumulative effect
of  an  accounting  change  in  the  accompanying   consolidated   statement  of
operations.

      Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company has previously used interest rate swap contracts for hedging purposes. As of June 30, 2003 there were no interest rate swap contracts outstanding.

                         Item 4. Controls and Procedures

The Company's management evaluated, with the participation of the Company's principal executive and principal financial officers, the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")), as of June 30, 2003. Based on their evaluation, the Company's principal executive and principal financial officers concluded that the Company's disclosure controls and procedures were effective as of June 30, 2003.

There has been no change in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the Company's fiscal quarter ended June 30, 2003, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II.  OTHER INFORMATION

                   Item 6. Exhibits and Reports on Form 8-K

EXHIBITS:

Exhibit No. Title of Document                                                                    Location

2.1         Plan of  Reorganization,  filed with the Bankruptcy  Court on July 1, 2003 (1)       99.1

31.1        Certification of the Chief Executive  Officer pursuant to Section 302 of the
            Sarbanes-Oxley Act of 2002                                                           This Filing

31.2        Certification of the Chief Financial  Officer pursuant to Section 302 of the
            Sarbanes-Oxley Act of 2002                                                           This Filing

32.1        Certification  of the Chief Executive  Officer pursuant to Section 906 of the
            Sarbanes-Oxley Act of 2002                                                           This Filing

32.2        Certification of the Chief Financial  Officer pursuant to Section 906 of the
            Sarbanes-Oxley Act of 2002                                                           This Filing

99.1        Disclosure  Statement,  filed with the Bankruptcy Court on July 1,2003 (1)           99.3


(1) These exhibits are included in Headway's current report on Form 8-K, dated July 1, 2003, and filed with the Commission on July 1, 2003, and are incorporated herein by this reference. The reference under the column "Location" is to the exhibit number in the report on Form 8-K.


REPORTS ON FORM 8-K: On July 1, 2003, the Company filed a report on Form 8-K dated July 1, 2003 reporting under Item 3 that Headway Corporate Resources, Inc. filed a petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code with the U.S. Bankruptcy Court for the Southern District of New York.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   HEADWAY CORPORATE RESOURCES,
INC.


Date: August 14, 2003              By: /s/ Barry S. Roseman,
                                       President and Chief Executive Officer


Date: August 14, 2003              By: /s/ Philicia G. Levinson,
                                       Chief Financial Officer